Form 10QSB
period 2006-12-31
Cytta Corp.
filed 2007-02-14
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the Period ended December 31, 2006

Commission File Number 333-139699

CYTTA CORP.

(Name of small business issuer in its charter)

Nevada                                                         98-0505761

                                        (State of incorporation)                  (IRS Employer

                                   ID Number)

710 West 16th Avenue

Vancouver, British Columbia, Canada, V5Z 1S7

604-760-4440

(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ______

There were 3,000,000 shares of Common Stock outstanding as of December 31, 2006.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2006, prepared by the company, immediately follow.

Cytta Corp.

(A Development Stage Company)

Interim Balance Sheet

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Operations

Unaudited

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Cytta Corp.

(A Development Stage Company)

Interim Statement of Stockholders' Equity

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Cytta Corp., (A Development Stage Company) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Vancouver, British Columbia, Canada.

The Company is a development stage company that intends to develop and operate a website where trades/contractors can offer their services. To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company's SB-2 registration was declared effective on January 10, 2007.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

a. Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

b. Fiscal Periods

The Company's fiscal year end is September 30.

c. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgement, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

f. Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company presently operates only in Canada.

g. Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

h. Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Foreign Currency Transactions

The Company's functional currency is the Canadian Dollar. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52 as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) Equity at historical rates; and

(iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to December 31, 2006.

j. Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

k. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"

l. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 30, 2006) to December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to December 31, 2006.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m. Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i) Persuasive evidence for an agreement exists;

(ii) Delivery has occurred;

(iii) The fee is fixed or determinable; and

(iv) Revenue is reasonably assured.

NOTE 3. INCOME TAXES:

The Company has incurred operating losses of $5,105, which if utilized, will expire in 2026. Future tax benefits, which may arise as a result of these loses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

2006
Cumulative Net Operating Loss (from inception to March 31, 2006)	$5,105
Statutory Tax Rate - (combined federal and state tax rate)	34%
Deferred Tax Asset	1,736
Valuation Allowance	(1,736)
Net Deferred Tax Asset	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

The Company has filed no income tax returns since inception.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 4. CAPITAL STOCK

a) Authorized Stock:

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

The Company has also authorized 100,000,000 preferred shares with a par value of $0.001 per share.

b) Share Issuance:

Since the inception of the Company (May 30, 2006) to December 31, 2006, the Company issued 1,000,000 common shares at $0.005 per share and 2,000,000 common shares at $0.01 per share for total proceeds of $25,000 being $3,000 for par value shares and $22,000 for additional paid in capital. These shares were issued to directors and officers of the Company.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5. RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere in the financial statements, related party transactions are as follows:

As of December 30, 2006, the Company was obligated to a director and officer, and a shareholder, for a non-interest bearing demand loan with a balance of $2,275.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2006, the Company has a loss from operations of $2,073, an accumulated deficit of $5,105, and working capital of $19,895 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 6. GOING CONCERN (continued)

In response to these problems, management has planned the following actions:

*  The Company's SB-2 Registration Statement filed with the United States Securities Exchange Commission to offer up to 6,000,000 common shares at $0.02 per share for gross proceeds of up to $120,000 was declared effective on January 10, 2007.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements:

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 8. SUBSEQUENT EVENT

Subsequent to December 31, 2006, the Company received $5,500.00 for 275,000 shares in connection to its current public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $2,073 for the three months ended December 31, 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss from inception through December 31, 2006 was $5,105.

Cash provided by financing activities for the period from inception (May 30, 2006) through December 31, 2006 was $25,000, pursuant to the sale on June 30, 2006, of 1,000,000 shares of common stock to Chad Rutherford, an officer and director of the company in exchange for $5,000, or $0.005 per share, on September 29, 2006 an additional 1,000,000 shares were issued to him for $10,000, or $0.01 per share, and on September 30, 2006, 1,000,000 shares of common stock were issued to Brad Prystupa, an officer and director of the company in exchange for $10,000, or $.01 per share.

Subsequent to our December 31, 2006 financial statements the company received $5,500 for 275,000 shares pursuant to our current public offering.

Liquidity and Capital Resources

Our current cash balance is $19,975. In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-139699 which became effective on January 10, 2007.

We are a development stage company and have generated no revenue to date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan is to develop a web-based advertising service to provide contractors with opportunity to grow their businesses and get a premium price for providing outstanding service and quality of craftsmanship. In addition, consumers will have the ability to hire or choose a contractor with the aid of reviewing information available from other customers that have used a contractor's services.

We will start operations by developing the website, using independent service providers, conditioned upon our having raised the required minimum of $60,000 or the sale of 50% of our offering. We consider this amount of financing to be sufficient to hire a developer and begin development of the website.

We have provided the chart below that demonstrates how we intend to use the proceeds in the event we do not raise the entire $120,000 we are seeking from our offering. As indicated in the chart, the number of servers we can buy and the amount of marketing services we can purchase depends upon the amount of capital we are able to raise from our offering.

If we raise only $60,000, or 50% of the offering, we estimate that this would provide enough capital to purchase one computer server and marketing services to begin searching for contractors to advertise on the site.

If we raise $120,000, or 100% of the offering, we estimate that we would have enough funds to purchase three computer servers and have additional funds to invest in further advertising avenues.

Here's how we intend to allocate the capital raised from the offering if we raise 50% or 100% of the funds we are seeking:

Expenditure Item	50%	100%
Computer Servers	5,000	15,000
Web Development	15,000	15,000
Advertising and Promotion	20,000	70,000
Professional Fees	15,000	15,000
Office and Miscellaneous Expenses	5,000	10,000
Total	$60,000	$120,000

During the first full year of operation, we will concentrate on finding the required investment capital, apply to get our common stock listed for trading, develop the websites (www.cytta.com and www.greattradespeople.com), locate advertisers, and market the services offered by our customers.

It is our intention to raise the entire $120,000 as permitted under the offering. We have prepared the above chart based on the assumption that the ideal amount required in order to develop the business over the course of the next 12 months is $120,000 or 100% of the offering. The chart also demonstrates how we intend to use the proceeds should we raise only $60,000 (50%) of the offering. We will require at least $60,000 or 50% of the offering before we feel confident in allocating money towards the purchase of a server and development of the website.

However, in order to more fully develop our business plan, we feel that we will require $120,000 or 100% of the offering in order to pursue further advertising avenues to achieve growth beyond our immediate and approachable network of contractors.

It is anticipated that it will take the first six months of 2007 in order to complete the offering, at which time we will begin development of the website, advertise for and source customers to purchase advertising. We anticipate that development of the website will take approximately three months, and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of 2007.

Once we have completed development of the website, we will begin to source contractors. We will advertise for them through trade magazines and source other industry related websites and approach them to engage in co-marketing agreements. Once we achieve a minimum of 10 contractors in a local market, we will release the website as a live interactive platform. We will work on two geographical markets at one time. We will not purchase a computer server or begin development of the website until after the close of the offering.

In the event that we are unable to raise the minimum $60,000 that we seek from the offering, we will attempt to proceed with our plan of operations by self-financing through loans from the officers and directors. While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Cytta Corp.

During the first year of operations, our officers and directors will also provide their labor at no charge. We do not anticipate hiring any staff during the first 12 months of operation. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

Critical Accounting Policies

The un-audited financial statements as of December 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our September 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-139699.

a. Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

            b. Fiscal Periods

The Company's fiscal year end is September 30.

            c. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

e. Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

f. Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company presently operates only in Canada.

g. Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

h. Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

i. Foreign Currency Transactions

The Company's functional currency is the Canadian Dollar. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52 as follows:

(iv) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(v) Equity at historical rates; and

(vi) Revenue and expense items at the average rate of exchange prevailing during the period.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to December 31, 2006.

j. Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

k. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"

l. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 30, 2006) to December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to December 31, 2006.

m. Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(v)Persuasive evidence for an agreement exists;

(vi)Delivery has occurred;

(vii)The fee is fixed or determinable; and

(viii)Revenue is reasonably assured.

Forward Looking Statements

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-139699, at the SEC website at www.sec.gov:

Exhibit No. Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31.1 Sec. 302 Certification of Principal Executive Officer and Chief Financial Officer

32.1 Sec. 906 Certification of Principal Executive Officer and Chief Financial Officer

*Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2007                  Cytta Corp.

/s/ Chad Rutherford

__________________________

By: Chad Rutherford

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 12, 2007                  Cytta Corp.

/s/ Chad Rutherford

__________________________

By: Chad Rutherford

President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer

February 12, 2007                  /s/ Brad Prystupa

/s/ Brad Prystupa

By: Brad Prystupa

Secretary & Director