Form 10QSB
period 2007-03-31
Cytta Corp.
filed 2007-05-16
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the Period ended March 31, 2007

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

Yes X No ______

There were 3,000,000 shares of Common Stock outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2007, prepared by the company, immediately follow.

MOORE & ASSOCIATES, CHARTERED

     ACCOUNTANTS AND ADVISORS

                  PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cytta Corporation

(An Development Stage Co.)

We have reviewed the accompanying balance sheet of Cytta Corporation (An Development Stage Co.) as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Cytta Corporation (An Development Stage Co.).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue to cover operation expense. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

May 7, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Cytta Corp.

(A Development Stage Company)

Interim Balance Sheet

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

March 31, 2007

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

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Fair Value of Financial Instruments and Derivative Financial Instruments

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

g. Segmented Reporting

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

h. Federal Income Taxes

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

i. Earnings (Loss) per Share

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

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Foreign Currency Transactions

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to March 31, 2007.

k. Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

l. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"

m. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 30, 2006) to December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to March 31, 2007.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2007

NOTE 2 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n. Revenue Recognition

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

(iii) The fee is fixed or determinable; and

(iv) Revenue is reasonably assured.

NOTE 3. INCOME TAXES

The Company has incurred operating losses of $8,886, which if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these loses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

March 31, 2007
Cumulative Net Operating Loss (from inception to March 31, 2007)	$8,886
Statutory Tax Rate - (combined federal and state tax rate)	34%
Deferred Tax Asset	3.021
Valuation Allowance	(3,021)
Net Deferred Tax Asset	$-

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

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2007

NOTE 4. CAPITAL STOCK (continued)

b) Share Issuance:

Since the inception of the Company (May 30, 2006) to September 30, 2006, the Company issued 1,000,000 common shares at $0.005 per share and 2,000,000 common shares at $0.01 per share for total proceeds of $25,000 being $3,000 for par value shares and $22,000 for additional paid in capital. These shares were issued to directors and officers of the Company.

Prior to March 31, 2007, the Company was in the process of selling shares under a SB-2 Registration Statement. In this regard, the Company has received subscriptions for 325,000 shares from independent investors for total amounts of $6,500 being $325 for par value shares and $6,175 for additional paid in capital. Since these funds are to be returned to the subscribers if the minimum of 3,000,000 shares are not sold (for proceeds of $60,000), the $6,500 is therefore classified as a liability (share subscriptions received in advance) in the Company's records.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5. RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $2,275. The Company plans to pay the loan back as cash flows become available.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2007, the Company has a loss from operations of $5,854, an accumulated deficit of $8,886, and working capital of $22,614 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2007

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

March 31, 2007

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

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2007

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

NOTE 8. SUBSEQUENT EVENT

Subsequent to March 31, 2007, the Company received $500.00 for 25,000 shares in connection to its current public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $3,781 for the three months and $5,854 for the six months ended March 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss from inception through March 31, 2007 was $8,886.

Cash provided by financing activities for the period from inception (May 30, 2006) through March 31, 2007, was $25,000, pursuant to the sale on June 30, 2006, of 1,000,000 shares of common stock to Chad Rutherford, an officer and director of the company, in exchange for $5,000, or $0.005 per share, on September 29, 2006 an additional 1,000,000 shares were issued to him for $10,000, or $0.01 per share, and on September 30, 2006, 1,000,000 shares of common stock were issued to Brad Prystupa, an officer and director of the company in exchange for $10,000, or $.01 per share.

The company received $6,500 for share subscriptions in advance pursuant to our current public offering during the quarter.

Liquidity and Capital Resources

Our current cash balance is $23,340. In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-139699 which became effective on January 10, 2007.

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

To date, we have received share subscriptions totaling 350,000 shares, or $7,000.pursuant to our current public offering.

During the first full year of operation, we will concentrate on finding the required investment capital, apply to get our common stock listed for trading, develop the websites (www.cytta.com and www.greattradespeople.com), locate advertisers, and market the services offered by our customers.

It is our intention to raise the entire $120,000 as permitted under the offering. We have prepared the above chart based on the assumption that the requisite amount required in order to develop the business over the course of the next 12 months is $120,000, or 100% of the offering. The chart also demonstrates how we intend to use the proceeds should we raise only $60,000 (50%) of the offering. We will require at least $60,000 or 50% of the offering before we feel confident in allocating money towards the purchase of a server and development of the website.

However, in order to more fully develop our business plan, we feel that we will require $120,000 or 100% of the offering in order to pursue further advertising avenues to achieve growth beyond our immediate and approachable network of contractors.

It is anticipated that it will take the first six months of 2007 in order to complete the offering, at which time we will begin development of the website, advertise for and source customers to purchase advertising. We anticipate that development of the website will take approximately three months, and sourcing customers will begin upon completion of the website. As such, we anticipate being able to generate revenues from advertising in the last two months of 2007.

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

Critical Accounting Policies

The un-audited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our September 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-139699.

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to March 31, 2007.

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

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 30, 2006) to March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to March 31, 2007.

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

May 15, 2007                                                          Cytta Corp.

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

May 15, 2007                                                          Cytta Corp.

                                                                                /s/ Chad Rutherford

                                                                                __________________________

By: Chad Rutherford

                                                                                President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer

May 15, 2007                                                          /s/ Brad Prystupa

                                                                                __________________________

By: Brad Prystupa

Secretary & Director