Form 10QSB
period 2007-06-30
Cytta Corp.
filed 2007-08-17
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the Period ended June 30, 2007

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

                        Yes X                       No ______

There were 3,000,000 shares of Common Stock outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2007, prepared by the company, immediately follow.

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

June 30, 2007

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

June 30, 2007

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

June 30, 2007

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to June 30, 2007.

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

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 30, 2006) to June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to June 30, 2007.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

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

(iii) The fee is fixed or determinable; and

(iv) Revenue is reasonably assured.

NOTE 3. INCOME TAXES

The Company has incurred operating losses of $11,353, which if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these loses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

June 30, 2007
Cumulative Net Operating Loss (from inception to June 30, 2007)	$11,353
Statutory Tax Rate - (combined federal and state tax rate)	34%
Deferred Tax Asset	3,860
Valuation Allowance	(3,860)
Net Deferred Tax Asset	$-

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

June 30, 2007

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

Prior to June 30, 2007, the Company was in the process of selling shares under a SB-2 Registration Statement. In this regard, the Company has received subscriptions for 2,575,000 shares from independent investors for total amounts of $51,500 being $2,575 for par value shares and $48,925 for additional paid in capital. Since these funds are to be returned to the subscribers if the minimum of 3,000,000 shares are not sold (for proceeds of $60,000), the $51,500 is therefore classified as a liability (share subscriptions received in advance) in the Company's records.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5. RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $2,275. The Company plans to pay the loan back as cash flows become available.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2007, the Company has a loss from operations of $8,321, an accumulated deficit of $11,353 and working capital of $13,647 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

CYTTA CORP.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

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

June 30, 2007

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

June 30, 2007

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

NOTE 8. SUBSEQUENT EVENT

Subsequent to June 30 2007, the Company received $9,500.00 for 475,000 shares in connection to its current public offering. The Company closed its offering on July 6, 2007 and will not sell any additional shares. The Company sold 3,050,000 shares under the Prospectus, raising a total of $61,000.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $2,467 for the three months and $8,321 for the nine months ended June 30, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement and required periodic reports.

Our net loss from inception through June 30, 2007 was $11,353.

Cash provided by financing activities for the period from inception (May 30, 2006) through June 30, 2007, was $25,000, these activities consisted of:

  On June 30, 2006, 1,000,000 shares of common stock sold to Chad Rutherford, an officer and director of the company, in exchange for $5,000, or $0.005 per share.

  On September 29, 2006 an additional 1,000,000 shares were issued to him for $10,000, or $0.01 per share.

  On September 30, 2006, 1,000,000 shares of common stock were issued to Brad Prystupa, an officer and director of the company in exchange for $10,000, or $.01 per share.

The company received $45,000 for share subscriptions in advance pursuant to our public offering during the quarter ended June 30, 2007.

Liquidity and Capital Resources

Our current cash balance is $67,888, of which 51,500 is being held in a separate bank account pending the closure of the Company's stock offering. In order to achieve our business plan goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-139699 which became effective on January 10, 2007.

To June 30, 2007, we had received share subscriptions totaling 2,575,000 shares, or $51,500 pursuant to the public offering. Subsequent to June 30 2007, the Company received $9,500 for 475,000 shares. The Company closed its offering on July 6, 2007, and will not sell any additional shares. The Company sold 3,050,000 shares under the Prospectus, raising a total of $61,000.

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

We will start operations by developing the website, using independent service providers. We consider the $61,000 raised in our offering sufficient to hire a developer and begin development of the website.

We have provided the chart below that demonstrates how we intend to use the proceeds from our offering.

We estimate the amount raised in our offering will provide enough capital to purchase one computer server and marketing services to begin searching for contractors to advertise on the site.

Here's how we intend to allocate the capital raised from the offering:

Expenditure Item
Computer Servers	5,000
Web Development	15,000
Advertising and Promotion	20,000
Professional Fees	15,000
Office and Miscellaneous Expenses	5,000
Total	$60,000

During the first full year of operation, we will concentrate on finding the required investment capital, apply to get our common stock listed for trading, develop the websites (www.cytta.com and www.greattradespeople.com), locate advertisers, and market the services offered by our customers.

It has taken the first six months of 2007 to complete our offering, and we now plan to begin development of the website and advertise for and source customers to purchase advertising. We anticipate that development of the website will take approximately three months, and sourcing customers will begin upon completion of the website. As such, we anticipate being able to generate revenues from advertising in the last two months of 2007.

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

In the event that the $61,000 that we raised from the offering is insufficient to fund our plan of operation, we will attempt to proceed by self-financing through loans from the officers and directors. While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Cytta Corp.

During the first year of operations, our officers and directors are providing their labor at no charge. We do not anticipate hiring any staff during the first 12 months of operation. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

Critical Accounting Policies

The un-audited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our September 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-139699.

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to June 30, 2007.

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

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 30, 2006) to June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to June 30, 2007.

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

August 17, 2007                                                                                                   Cytta Corp.

/s/ Chad Rutherford

__________________________

By: Chad Rutherford

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 17, 2007                                                                                                   Cytta Corp.

/s/ Chad Rutherford

__________________________

By: Chad Rutherford

President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer

August 17, 2007                                                                                                    /s/ Brad Prystupa

__________________________

By: Brad Prystupa

Secretary & Director