Form 10KSB
period 2007-09-30
Cytta Corp.
filed 2007-12-27
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended September 30, 2007.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

CYTTA CORP.
(Exact name of small business issuer in its charter)

Nevada	333-139699	98-0505761
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

710 West 16th Avenue
Vancouver B.C. Canada V5Z 1S7
(Address of principal executive offices)

Issuer’s telephone number: (604) 760-4440

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes¨ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB x

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act)     ☒ Yes¨ No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  As of December 1, 2007, there were 3,050,000 issued and outstanding shares of our common stock, par value $0.001 per share, held by non-affiliates.  The aggregate value of the securities held by non-affiliates on December 1, 2007 was $0.00 as our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 1, 2007, the issuer had 6,050,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X_

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

Item 1.

Description of Business.

  3

Item 2.

Description of Property.

  7

Item 3.

Legal Proceedings.

  7

Item 4.

Submission of Matters to a Vote of Securities Holders.

  7

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters.

  7

And Small Business Issuer Purchases of Equity Securities.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

  9

Item 7.

Financial Statements.

14

Item 8.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure.

26

Item 8A.

Controls and Procedures.

26

Item 8B

Other Information.

26

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance with Section 16(a) of the

Exchange Act.

26

Item 10.

Executive Compensation.

28

Item 11.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

30

Item 12.

Certain Relationships and Related Transactions, and Director

Independence.

31

Item 13.

Exhibits.

32

Item 14.

Principal Accountant Fees and Services.

33

Signatures

34

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

Cytta Corp. was incorporated in the State of Nevada on May 30, 2006, and our fiscal year-end is September 30th. The company's administrative offices are located at 710 West 16th Avenue, Vancouver, British Columbia, Canada, V5Z 1S7 the telephone number is (604) 760-4440.

Cytta Corp. has no revenues or operations, and has only limited cash on hand. We have sustained losses since inception and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Cytta has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Cytta, its directors, officers, affiliates and promoters have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of  Issuer

Cytta Corp. is a web based service provider in which general contractors in local areas can market their services and users of their services can search for contractors in their area and post remarks regarding timeliness, quality, and any other positive or negative feedback regarding their experience or quality of craftsmanship with that particular contractor. It will allow users of this service to find reputable and quality contractors and it will give contractors a way to build business through referrals outside of their immediate network not currently available to them.

Principal Products, Services and Their Markets

Cytta will accomplish its goal by creating a user friendly website whereby contractors will purchase advertising within their area of expertise and customers of those services will be able to search for a contractor.

We have concluded from the $61,000 that we raised from our offering that this will be sufficient to develop a user friendly and interactive web site, www.greattrades.com and our corporate site www.cytta.com.  It will also allow us to purchase computer servers, advertise for customers and suppliers and promote our site.

 We anticipate that development of the website will take approximately four months, and sourcing customers will begin upon completion of the website. We will advertise for customers through trade magazines and other industry related websites, and approach the other websites to engage in co-marketing agreements. Once we achieve a minimum of 10 contractors in a local market, we will release the website as a live interactive platform. We will work on two geographical markets at one time.  We expect to have enough contractors for our first two geographical areas in two to three months, and then expect to begin generating near the end of 2008.  Our primary focus is to attract the very best contractors and allow them to grow their businesses and achieve a premium price for providing outstanding service and quality of craftsmanship.

Distribution Methods

We will offer our services to contractors via our website www.greattradespeople.com.

Status of Publicly Announced New Products or Services

Cytta currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Cytta 's Position in the Industry

Cytta intends to establish itself as a competitive company in an already existing online advertising market. Cytta's main competitors will be classified and less specific websites such as craigslist.

Our strategic approach is to offer a promoted industry specific service and advertising dedicated to the home renovation and/or construction sector.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Cytta will be selling ad space on our own website www.greattradespeople.com, we do not expect to have any principal suppliers.

Dependence on one or a few major customers

Cytta's business plan is dependent upon finding customers who are all located in a single industry concentrating initially on major U.S. cities with a population base of 3,000,000 or more.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our services will result in the distribution of advertisements over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Research and Development Activities and Costs

Cytta has not and does not plan to incur any research and development costs in the next year.

Compliance with Environmental Laws

There are no special environmental laws for offering advertising services on the internet.

Number of Employees

Cytta has no employees. The officers and directors are donating their time to the development of the Company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees, and we will not hire any employees until the business generates revenue.

Risks associated with CYTTA CORP.

Because our auditors have issued a going concern opinion there is substantial uncertainty we will continue operations, in which case you could lose your investment.

Our auditors have issued a going concern opinion, see note 5 of our financials included in this report. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to suspend or cease operations.

 We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on May 30, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is ($26,347).  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract customers who will buy our products and services
*	our ability to generate revenues through the sale of our products and services

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and may not generate sufficient revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

We have no clients, customers or suppliers and we cannot guarantee we will ever have any. Even if we obtain clients, customers and suppliers, there is no assurance that we will make a profit.

We have no clients, customers or suppliers. We have not identified any specific clients, customers or suppliers and we cannot guarantee we ever will have any. Even if we obtain clients, customers and suppliers for our services, there is no guarantee that our suppliers will supply us products, or that our clients and customers will use our website to buy our products or services. If we are unable to attract enough suppliers to offer their products for sale or enough customers to buy the products from our website to operate profitably we will have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our services to potential customers. As a result, we may not be able to attract enough customers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our website to potential customers and suppliers. The sale of services via our website is how we hope to generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products and services in order to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because Mr. Rutherford has other outside business activities, he will only be able to dedicate a limited amount of his time to Cytta's operations. This could result in periodic interruptions or suspensions of the business plan.

Because our company president Mr. Rutherford has other outside business interests, he will only be able to devote a limited amount of his time to our operations. Cytta Corp. operations may occur at times which are inconvenient to Mr. Rutherford, which could result in the development of our plan being periodically interrupted or suspended.

Because Cytta's Operations and Assets are concentrated in Canada and not in the United States, we are subject to the risks associated with currency fluctuations.

Cytta will be subject to fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar. The funds raised for this prospectus are in U.S. dollars and will be placed in a U.S. dollar account. However, any fluctuation in currency value between the U.S. dollar and Canadian dollar could cause an increase in overall expenses that would exceed the achievable revenues. If that were the case, Cytta would have to cease or suspend operations.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease altogether.

We have 2 officers and 2 directors and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there will be no one to run Cytta, and the company has no Key Man insurance. If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Our common stock is quoted on the OTC Electronic Bulletin Board, under the symbol “CYTA”.  To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

Reports to Security Holders

The Company is not required to provide annual reports to security holders.

We are subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports of Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY.

Cytta's principal place of business and corporate offices are located at 710 West 16th Avenue, Vancouver, British Columbia, Canada, V5Z 1S7 the telephone number is (604) 760-4440. The office is the principle residence of Chad Rutherford and the Company does not pay any rent. We have no intention of finding another office space to rent during the development stage of the company.

Cytta does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

                 BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CYTA.OB”.  However, our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 1, 2007, there were 43 record holders of our common stock.

Status of our public offering

On January 10, 2007, our Form SB-2 registration statement (SEC file no. 333-139699) was declared effective by the SEC. From January 2007 to July 2007, we partially completed our public offering by selling 3,050,00 shares of common stock to 41 persons in consideration of $61,000.  We closed our offering on July 6th, 2007.From the close of our public offering, until September 30, 2007, we have not used the proceeds of our offering:

Since inception until September 30, 2007, we have used the proceeds initially raised from the sale of stock to our officers and directors.  As of September 30, 2007, we have cash on hand of $63,009, and as such have not spent any of the proceeds from our recent public offering.

Common Stock

The holders of Common Stock currently (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. All shares of Common Stock now outstanding are fully paid for and non-assessable and all shares of Common Stock which are the subject of this Offering, when issued, will be fully paid for and non-assessable. Reference is made to the Company's Articles of Incorporation, By-Laws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of the Company's securities.

Preferred Stock

While our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of preferred stock, $0.001 par value per share, no preferred shares have been issued nor are contemplated to be issued in the near future.

Non-cumulative Voting

The holders of shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of the Company's directors. As of December 1, 2007, the 2 officers and directors own 49.6% of the outstanding shares.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2007.

ITEM 6.  PLAN OF OPERATION.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $26,347 in expenses through September 30, 2007.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2007 and 2006, respectively.

Balance Sheet Data

September 30, 2007

September 30, 2006

Cash and cash equivalents

$

63,009

$

19,993

Total assets

$

63,827

$

24,843

Total liabilities

$

4,174

$

2,875

Shareholders’ equity

$

59,653

$

21,968

Our cash in the bank at September 30, 2007 was $63,009.  Net cash provided by financing activities since inception (June 21, 2006) through September 30, 2007 was $86,000, raised from the sale of our common stock.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months, please refer to note 5 of our financial statements.

Plan of Operation

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report.  Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Cytta is a development stage company that has no operations, no revenue, no financial backing and limited assets. Our plan is to develop a web-based advertising service to provide contractors with opportunity to grow their businesses and acheive a premium price for providing outstanding service and quality of craftsmanship. End users will have the ability to hire or choose a contractor with the aid of reviewing information available from other customers that have used those contractors’ services.

We will start operations by contracting out the development of the website, as we have raised $61,000 from our recent offering.

The following table indicates how we intend to allocate the capital raised from our offering:

Expenditure Item
Computer Servers	5,000
Web Development	15,000
Advertising and Promotion	21,000
Professional Fees	15,000
General Working Capital	5,000

During the next 12 months from the date of this filing, Cytta will concentrate on developing its website, finding advertisers, and marketing those services offered by our customers.

We anticipate that development of the website will take approximately four months, and sourcing customers will begin upon completion of the website. We will advertise for customers through trade magazines and other industry related websites, and approach the websites to engage in co-marketing agreements. Once we achieve a minimum of 10 contractors in a local market, we will release the website as a live interactive platform. We will work on two geographical markets at one time.  We expect to have enough contractors for our first two geographical areas in two to three months and then expect to begin generating revenue.

During the first year of operations, our officers and directors will also provide their labor at no charge. We do not anticipate hiring any staff during the first 12 months of operation. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

To meet our need for cash we have raised $61,000 from our offering. We cannot guarantee that we raised enough money through this offering to stay in business. The money we raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. If the $61,000 we raised from our offering is not sufficient to proceed with the full implementation of our business plan, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders. If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development and we have no plans or expectations to acquire or sell any plant or significant equipment in the first year of operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from business operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Currently, we have no financing plans.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since inception our main source for cash has been the sale of our equity securities.  Upon inception, we issued 3,000,000 shares of common stock to two directors for $25,000.  Between January 2007 to July 2007, we issued 3,050,000 shares of common stock to 41 persons in consideration of $61,000.  These shares were issued pursuant to our Prospectus.  We raised a total of $86,000 from the sale of our common stock.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of September 30, 2007, our cash was $63,009, our total assets were $63,827 and our total liabilities were $4,174.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $63,009 in cash and cash equivalents at September 30, 2007 ($19,993 - September 30, 2006).

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company presently operates only in Canada.

Earnings (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Transactions

The Company’s functional currency is the Canadian Dollar.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)

Equity at historical rates; and

(iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to September 30, 2007.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the year ended September 30, 2007 and the period ended September 30, 2006, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the year ended September 30, 2007 and the period ended September 30, 2006.

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

ITEM 7.  FINANCIAL STATEMENTS.

CYTTA CORP.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and 2006

CYTTA CORP.

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF MAY 30, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

Page(s)

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets at September 30, 2007 and 2006

F-4

Statements of Operations for the Year Ended September 30, 2007 and
from Inception (May 30, 2006) to September 30, 2006 and Cumulative

from Inception (May 30, 2006) to September 30, 2007

F-5

Statement of Changes in Stockholders’ Equity for the Period of

May 30, 2006 (Inception) to September 30, 2007

F-6

Statements of Cash Flows for the Year Ended September 30, 2007 and
from Inception (May 30, 2006) to September 30, 2006 and Cumulative

from Inception (May 30, 2006) to September 30, 2007

F-7

Notes to Financial Statements

F-8 – F-12

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cytta Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Cytta Corp. (A Development Stage Company) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through September 30, 2007, and Inception on May 30, 2006 through September 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. (A Development Stage Company) as of September 30, 2007 and 2006 and the results of its operations and its cash flows through September 30, 2007, and Inception on May 30, 2006 through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, as at September 30, 2007 the Company has a loss from operations of $23,315, an accumulated deficit of $26,347 and a working capital of $59,653 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

November 29, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Cytta Corp.

(A Development Stage Company)

Balance Sheets

As at September 30,

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$63,009	$19,993
Prepaid expenses	818	4,850

TOTAL ASSETS	$63,827	$24,843

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,174	$1,500
Due to shareholder	-	1,375

TOTAL LIABILITIES	4,174	2,875

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
6,050,000 common shares (Sept. 30, 2006 - 3,000,000)	6,050	3,000
Additional paid-in capital	79,950	22,000
Deficit accumulated during the development stage	(26,347)	(3,032)
Total Stockholders' Equity	59,653	21,968

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,827	$24,843

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statements of Operations

			Cumulative from
			Inception
		From Inception	(May 30,
	Year Ended	(May 30, 2006) to	2006) to
	September 30,	September 30,	September 30,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	19,817	2,925	22,742
General and administrative	3,498	107	3,605

Total Operating Expenses	23,315	3,032	26,347

Other Income (Expense)	-	-	-

Net Loss Applicable to
Common Shares	$(23,315)	$(3,032)	$(26,347)

PER SHARE DATA:

Basic and diluted loss per common share
	$(0.006)	$(0.004)

Weighted average number of common shares outstanding
	3,927,404	764,228

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period of May 30, 2006 (Inception) to September 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Inception - May 30, 2006	-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-
Common shares issued to founders
at $0.01 cash per share	2,000,000	2,000	18,000	-
Loss for the period	-	-	-	(3,032)

Balance - September 30, 2006 (audited)	3,000,000	$3,000	$22,000	$(3,032)

Common shares issued for cash
at $0.02 per share	3,050,000	3,050	57,950	-
Loss for the year	-	-	-	(23,315)

Balance - September 30, 2007 (audited)	6,050,000	$6,050	$79,950	$(26,347)

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception
		From Inception	(May 30,
	Year Ended	(May 30, 2006) to	2006) to
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,315)	$(3,032)	$(26,347)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	4,032	(4,850)	(818)
Increase (decrease) in accounts payable and accrued liabilities	2,674	1,500	4,174
Net Cash Used in Operating Activities	(16,609)	(6,382)	(22,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	61,000	25,000	86,000
Advances from (payments to) related party	(1,375)	1,375	-
Net Cash Provided by Financing Activities	59,625	26,375	86,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,016	19,993	63,009

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,993	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,009	$19,993	$63,009

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada.  It is located in Vancouver, British Columbia, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is a development stage company that intends to develop and operate a website where tradespeople/contractors can offer their services.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.  The Company’s SB-2 registration was declared effective on January 10, 2007.  The offering was closed on July 6, 2007.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $63,009 in cash and cash equivalents at September 30, 2007 ($19,993  - September 30, 2006).

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company presently operates only in Canada.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Transactions

The Company’s functional currency is the Canadian Dollar.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)

Equity at historical rates; and

(iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to September 30, 2007.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the year ended September 30, 2007 and the period ended September 30, 2006, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the year ended September 30, 2007 and the period ended September 30, 2006.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

From inception of the Company on May 30, 2006, the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share and 3,050,000 common shares at $0.02 per share resulting in total proceeds of $86,000 and 6,050,000 common shares issued and outstanding at September 30, 3007 (3,000,000 common shares at September 30, 2006). Of these shares, 3,000,000 were issued to directors and officers of the Company and 3,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants, or other dilutive securities.

.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through September 30, 2007 of approximately $26,347 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $8,900 were offset by the valuation allowance that increased by approximately $7,900 and $1,000 during the year ended September 30, 2007 and the period ended September 30, 2006, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2007, the Company has a loss from operations of $23,315, an accumulated deficit of $26,347, and working capital of $59,653 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Chad Rutherford, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide a reasonable level of assurance that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND

                 CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE

                 EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 1, 2007, with respect to our two officers and directors:

Name and Address	Age	Positions
Chad Rutherford 710 West 16th Avenue, Vancouver, BC, Canada, V5Z 1S7	37	President, Chief Executive Officer, Chief Financial Officer, Treasurer and member of the Board of Directors
Brad Prystupa 19 - 2100 Boucherie Road Westbank, BC, Canada, V4T 2X1	41	Secretary and member of the Board of Directors

Chad Rutherford has held the positions of President, CEO, Treasurer, and director since inception of our Company and was secretary from inception until September 29, 2006. Brad Prystupa has held the position of Secretary and director since September 29, 2006. The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Background of our Officer and Directors

Chad Rutherford

From April 2001, Mr. Rutherford has been President of Gotta Guy Holdings, Vancouver, British Columbia. Gotta Guy Holdings is in the business of permanent personnel recruitment and is engaged as an independent contractor to Summit Search Group, Vancouver, British Columbia.  Mr. Rutherford, in his duties to Summit Search Group, is responsible for business development and the recruiting and hiring of professionals in the sales and marketing industry as well as the construction project management industry. Within Mr. Rutherford's duties to Gotta Guy Holdings, he is responsible for accounting, finance and budgeting, as well as payroll.  Prior to Gotta Guy Holdings Mr. Rutherford worked as a sales representative for BioMedica Laboratories Inc. in 2001.  In 2000 Mr. Rutherford worked for Vincor International as a sales representative and from 1996 to 1999 he was employed as a sales representative for Molson Canada.  Previous to that time Mr. Rutherford was a sole proprietor operating a landscaping and renovation company in the greater Victoria region.

Brad Prystupa

Since January 1, 2005 Brad has been the Territory Manger for Serta Mattress Company (Western Sleep Products). His responsibilities have been sales and marketing for the Okanagan/Interior area of BC for one the largest mattress manufactures in the world. Before then he has held sales and marketing positions in the liquor/beverage industry on Vancouver Island.

Brad also was the co-owner and operator of Sun Dogs Trading Company; which was a corporate apparel company. Brad's responsibilities for Sun Dogs were sales & marketing, accounting and purchasing for the company. Prior to this Brad was also involved with the Keg restaurant from 1982-1996.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors

None of our directors receive any remuneration for acting as such.  Directors may however be reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly we do not have a nominating committee or a committee performing similar functions.  Our entire board serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors.  Our two directors, Chad Rutherford and Brad Prystupa are not independent.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as Exhibit 14.1.  We will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to us at, 710 West 16th Avenue, Vancouver, BC, Canada, V5Z 1S7.

Employment Agreements

We have no employment contracts with any of our officers or employees.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the year ended September 30, 2007 and the period ended September 30, 2006 to

(i)

all individuals serving as Cytta’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)

Cytta’s two most highly compensated executive officers other than the PEO who (A) served as executive officers at the end of the last completed fiscal year and (B) received annual compensation during the last completed fiscal year in excess of $100,000; and

(iii)

up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of Cytta at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chad Rutherford, CEO, CFO, Treasurer, Director, (PEO)	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Brad Prystupa, Secretary, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2007.  We will not begin paying salaries until we have adequate funds to do so.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved.  We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Francisco Mendez	0	0	0	0	0	0	0	0	0
Yosbani Mendez	0	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the fiscal year ended September 30, 2007, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification

Under our bylaws, the Company will indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, trustee, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, trustee, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonable believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.  The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, will not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action proceeding, had reasonable cause to believe that such person’s conduct was unlawful.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 1, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Chad Rutherford	2,000,000	33.1% *
Common Stock	Brad Prystupa	1,000,000	16.5% *

	All officers and directors as a group (2 people)	3,000,000	49.6%

*  The percentage ownership is calculated based on 6,050,000 shares of our common stock issued and outstanding as of December 1, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                   INDEPENDENCE.

In May and September, 2006, we issued a total of 3,000,000 shares of restricted common stock to Chad Rutherford and Brad Prystupa, our then directors and officers.  This was accounted for as an acquisition of shares of common stock in the amount of $25,000.  These shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

Mr. Rutherford and Mr. Prystupa, our sole directors, are not independent under the independence standards under Item 407(a)(1) of Regulation S-B.

PART III

ITEM 13.   EXHIBITS.

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant. (1)
3.2	3.2	Bylaws of Registrant. (1)
14.1	14.1	Code of Ethics. (2)
23		Consent of Moore & Associates, Chartered. (2)
31.1/31.2		Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer. (2)
32.1/32.2		Rule 1350 Certification of Chief Executive and Financial Officer. (2)

(1)

Filed with the Securities and Exchange Commission on December 28, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-139699), which exhibit is incorporated herein by reference.

 (2)

Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal year ended September 30, 2007 and the period ended September 30, 2006, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2007	From Inception (June 21, 2006) to September 30, 2006
Audit fees (1)	$ 5,000	$ 1,500
Audit-related fees (2)	0	0
Tax fees (3)	0	500
All other fees (4)	0	0
Total fees	$ 5,000	$ 2,000

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the period ended September 30, 2006.  Our principal accountants are currently preparing the 2007 tax return.

(4)

“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services.  Non-audit services, consisting of the preparation of corporate tax returns by our principal independent accountants in 2007 and 2006, were not pre-approved pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 26, 2007

CYTTA CORP.

By:/s/ Chad Rutherford

Name:

Chad Rutherford

Title:

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chad Rutherford Chad Rutherford	President (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer, and member of the Board of Directors	December 26, 2007
/s/ Brad Prystupa Brad Prystupa	Secretary, and member of the Board of Directors	December 26, 2007