Form 10QSB
period 2007-12-31
Cytta Corp.
filed 2008-02-14
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

  Yes            X     No  ______

There were 6,050,000 shares of Common Stock outstanding as of January 31, 2008.

Transitional Small Business Disclosure Format: [   ] Yes [X] No

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying condensed unaudited financial statements of Cytta Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

CYTTA CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

Unaudited

Cytta Corp.

(A Development Stage Company)

Interim Balance Sheet

ASSETS

	As at	As at
	December 31,	September 30,
	2007	2007
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$61,193	$63,009
Prepaid expenses	1,835	818

TOTAL ASSETS	$63,028	$63,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,369	$4,174
Due to shareholder	-	-

TOTAL LIABILITIES	6,369	4,174

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
6,050,000 common shares	6,050	6,050
Additional paid-in capital	79,950	79,950
Deficit accumulated during the development stage	(29,341)	(26,347)
Total Stockholders' Equity	56,659	59,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,028	$63,827

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Operations

Unaudited

			Cumulative from
			Inception
			(May 30, 2006) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,933	1,755	26,137
General and administrative	61	318	3,204

Total Operating Expenses	2,994	2,073	29,341

Other Income (Expense)	-	-	-

Net Loss for the Period	$(2,994)	$(2,073)	$(29,341)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.001)	$(0.001)

Weighted average number of
common shares outstanding	6,050,000	3,000,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of May 30, 2006 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - May 30, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(3,032)	(3,032)

Balance - September 30, 2006 (audited)	3,000,000	$3,000	$22,000	$(3,032)	$21,968

Common shares issued for cash
at $0.02 per share	3,050,000	3,050	57,950	-	61,000
Loss for the year	-	-	-	(23,315)	(23,315)

Balance - September 30, 2007 (audited)	6,050,000	$6,050	$79,950	$(26,347)	$59,653

Loss for the period	-	-	-	(2,994)	(2,994)

Balance – December 31, 2007 (unaudited)	6,050,000	$6,050	$79,950	$(29,341)	$56,659

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited

			Cumulative from
			Inception
			(May 30, 2006) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,994)	$(2,073)	$(29,341)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(1,017)	1,005	(1,835)
Increase (decrease) in accounts payable and accrued liabilities	2,195	150	6,369
Net Cash Used in Operating Activities	(1,816)	(918)	(24,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	86,000
Advances from (payments to) related party	-	900	-
Net Cash Provided by Financing Activities	-	900	86,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,816)	(18)	61,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,009	19,993	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,193	$19,975	$61,193

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $61,193 in cash and cash equivalents at December 31, 2007.

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

December 31, 2007

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to December 31, 2007.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to December 31, 2007.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

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

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Share Issuance

From inception of the Company on May 30, 2006, the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share and 3,050,000 common shares at $0.02 per share resulting in total proceeds of $86,000 and 6,050,000 common shares issued and outstanding at December 31, 2007. Of these shares, 3,000,000 were issued to directors and officers of the Company and 3,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants, or other dilutive securities.

.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through December 31, 2007 of approximately $29,341 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $10,000 were offset by the valuation allowance that increased by approximately $1,100 during the period ended December 31, 2007.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2007, the Company has a loss from operations of $2,994, an accumulated deficit of $29,341, and working capital of $56,659 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

ITEM 2.  PLAN OF OPERATION.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $29,341 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the period ended December 31, 2007.

Balance Sheet Data

December 31, 2007

Cash and cash equivalents

$

61,193

Total assets

$

63,028

Total liabilities

$

6,369

Shareholders’ equity

$

56,659

Our cash in the bank at December 31, 2007 was $61,193.  Net cash provided by financing activities since inception (May 30, 2006) through December 31, 2007 was $86,000, raised from the sale of our common stock.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2007 audited financial statements, refer to note 5. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and there is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $61,000 from our public offering. Under this offering we sold 3,050,000 shares at $0.02 per share to 41 shareholders. These shares, together with 3,000,000 shares sold to two directors upon inception for $25,000, brings the total proceeds received from stock sales to $86,000, the total number of shares issued to 6,050,000 shares, and the total number of shareholders to 43.

Cytta is a development stage company that has no operations, no revenue, no financial backing and limited assets. Our plan is to develop a web-based advertising service to provide contractors with opportunity to grow their businesses and achieve a premium price for providing outstanding service and quality of craftsmanship. End users will have the ability to hire or choose a contractor with the aid of reviewing information available from other customers that have used those contractors’ services.

We will start operations by contracting out the development of the website, as we have raised $61,000 from our recent offering.

During the year ended 2008, Cytta will concentrate on developing its website, finding advertisers, and marketing those services offered by our customers.  Cytta has contracted out development of the website and work has begun as of the date of this filing.

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

To meet our need for cash we have raised $61,000 from our offering. We cannot guarantee that we raised enough money through our offering to stay in business. The money we raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. If the $61,000 we raised from our offering is not sufficient to proceed with the full implementation of our business plan, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders. If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

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

As of December 31, 2007, our cash was $61,193, our total assets were $63,028 and our total liabilities were $6,369.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $61,193 in cash and cash equivalents at December 31, 2007.

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to December 31, 2007.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to December 31, 2007.

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”

Revenue Recognition

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, SEC File Number 333-139699, on the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2008.

CYTTA CORP. (Registrant)

By:

/s/ Chad Rutherford

______________________________

President (principal executive officer),

Chief Financial Officer (principal financial officer),

Treasurer, and member of the Board of Directors

/s/ Brad Prystupa

______________________________

Secretary and member of the Board of Directors