Form 10QSB
period 2008-03-31
Cytta Corp.
filed 2008-05-15
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

  Yes            X     No  ______

There were 6,050,000 shares of Common Stock outstanding as of April 30, 2008.

Transitional Small Business Disclosure Format: [   ] Yes [X] No

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying condensed unaudited financial statements of Cytta Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

CYTTA CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Cytta Corp.

(A Development Stage Company)

Interim Balance Sheets

ASSETS

	As at	As at
	March 31,	September 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$43,511	$63,009
Prepaid expenses	-	818

TOTAL ASSETS	$43,511	$63,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,873	$4,174
Due to shareholder	-	-

TOTAL LIABILITIES	2,873	4,174

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
6,050,000 common shares	6,050	6,050
Additional paid-in capital	79,950	79,950
Deficit accumulated during the development stage	(45,362)	(26,347)
Total Stockholders' Equity	40,638	59,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,511	$63,827

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(May 30, 2006) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,323	3,288	5,256	5,043	28,460
General and administrative	13,698	493	13,759	811	16,902

Total Operating Expenses	16,021	3,781	19,015	5,854	45,362

Other Income (Expense)	-	-	-	-	-

Net Loss for the Period	$(16,021)	$(3,781)	$(19,015)	$(5,854)	$(45,362)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.003)	$(0.001)	$(0.003)	$(0.002)

Weighted average number of
common shares outstanding	6,050,000	3,000,000	6,050,000	3,000,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of May 30, 2006 (Inception) to March 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - May 30, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(3,032)	(3,032)

Balance - September 30, 2006	3,000,000	$3,000	$22,000	$(3,032)	$21,968

Common shares issued for cash
at $0.02 per share	3,050,000	3,050	57,950	-	61,000
Loss for the year	-	-	-	(23,315)	(23,315)

Balance - September 30, 2007	6,050,000	$6,050	$79,950	$(26,347)	$59,653

Loss for the period	-	-	-	(19,015)	(19,015)

Balance – March 31, 2008 (unaudited)	6,050,000	$6,050	$79,950	$(45,362)	$40,638

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(May 30, 2006) to
	Six Months Ended March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,015)	$(5,854)	$(45,362)
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	818	2,301	-
Increase (decrease) in accounts payable and accrued liabilities	(1,301)	(500)	2,873
Net Cash Used in Operating Activities	(19,498)	(4,053)	(42,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	86,000
Advances from related party	-	900	-
Share subscriptions received in advance	-	6,500	-
Net Cash Provided by Financing Activities	-	7,400	86,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,498)	3,347	43,511

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,009	19,993	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,511	$23,340	$43,511

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $43,511 in cash and cash equivalents at March 31, 2008.

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

March 31, 2008

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to March 31, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to March 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to March 31, 2008.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

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

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

March 31, 2008

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

Share Issuance

From inception of the Company on May 30, 2006, the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share and 3,050,000 common shares at $0.02 per share resulting in total proceeds of $86,000 and 6,050,000 common shares issued and outstanding at March 31, 2008. Of these shares, 3,000,000 were issued to directors and officers of the Company and 3,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through March 31, 2008 of approximately $45,362 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $15,500 were offset by the valuation allowance that increased by approximately $6,600 during the period ended March 31, 2008.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2008, the Company has a loss from operations of $19,015, an accumulated deficit of $45,362, and working capital of $40,638 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

ITEM 2.  PLAN OF OPERATION.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $45,362 in expenses through March 31, 2008.

The following table provides selected financial data about our company for the period ended December 31, 2007.

Balance Sheet Data

March 31, 2008

Cash and cash equivalents

$

43,511

Total assets

$

43,511

Total liabilities

$

2,873

Shareholders’ equity

$

40,638

Our cash in the bank at March 31, 2008 was $43,511.  Net cash provided by financing activities since inception (May 30, 2006) through March 31, 2008 was $86,000, raised from the sale of our common stock.

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

During the next 12 months from the date of this filing, Cytta will concentrate on developing its website, finding advertisers, and marketing those services offered by our customers.  We have begun development of the website www.greattradespeople.com.

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

As of March 31, 2008, our cash was $43,511, our total assets were $43,511 and our total liabilities were $2,873.

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

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2008.

CYTTA CORP. (Registrant)

By:

/s/ Chad Rutherford

______________________________

President (principal executive officer),

Chief Financial Officer (principal financial officer),

Treasurer, and member of the Board of Directors

/s/ Brad Prystupa

______________________________

Secretary and member of the Board of Directors