Form 10QSB
period 2008-06-30
Cytta Corp.
filed 2008-08-14
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

  Yes            X     No  ______

There were 6,050,000 shares of Common Stock outstanding as of August 1, 2008.

Transitional Small Business Disclosure Format: [   ] Yes [X] No

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying condensed unaudited financial statements of Cytta Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

CYTTA CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Cytta Corp.

(A Development Stage Company)

Interim Balance Sheets

ASSETS

	As at	As at
	June 30,	September 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$34,706	$63,009
Prepaid expenses	-	818

TOTAL ASSETS	$34,706	$63,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,675	$4,174
Due to shareholder	-	-

TOTAL LIABILITIES	2,675	4,174

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
6,050,000 common shares	6,050	6,050
Additional paid-in capital	79,950	79,950
Deficit accumulated during the development stage	(53,969)	(26,347)
Total Stockholders' Equity	32,031	59,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,706	$63,827

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(May 30, 2006) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,040	1,965	8,295	7,007	31,500
General and administrative	5,567	502	19,327	1,314	22,469

Total Operating Expenses	8,607	2,467	27,622	8,321	53,969

Other Income (Expense)	-	-	-	-	-

Net Loss for the Period	$(8,607)	$(2,467)	$(27,622)	$(8,321)	$(53,969)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.001)	$(0.001)	$(0.005)	$(0.003)

Weighted average number of
common shares outstanding	6,050,000	3,000,000	6,050,000	3,000,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of May 30, 2006 (Inception) to June 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - May 30, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(3,032)	(3,032)

Balance - September 30, 2006	3,000,000	$3,000	$22,000	$(3,032)	$21,968

Common shares issued for cash
at $0.02 per share	3,050,000	3,050	57,950	-	61,000
Loss for the year	-	-	-	(23,315)	(23,315)

Balance - September 30, 2007	6,050,000	$6,050	$79,950	$(26,347)	$59,653

Loss for the period	-	-	-	(27,622)	(27,622)

Balance – June 30, 2008 (unaudited)	6,050,000	$6,050	$79,950	$(53,969)	$32,031

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(May 30, 2006) to
	Nine Months Ended June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,622)	$(8,321)	$(53,969)
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	818	3,266	-
Increase (decrease) in accounts payable and accrued liabilities	(1,499)	550	2,675
Net Cash Used in Operating Activities	(28,303)	(4,505)	(51,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	86,000
Advances from related party	-	900	-
Share subscriptions received in advance	-	51,500	-
Net Cash Provided by Financing Activities	-	52,400	86,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,303)	47,895	34,706

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,009	19,993	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,706	$67,888	$34,706

Cash and Cash Equivalents Consist of:
Cash	-	16,388	-
Funds held in trust	-	51,500	-
	$-	$67,888	$-

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $34,706 and $63,827 in cash and cash equivalents at June 30, 2008 and September 30, 2007, respectively.

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

June 30, 2008

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to June 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to June 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to June 30, 2008.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2008

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

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2008

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

June 30, 2008

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

From inception of the Company on May 30, 2006, the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share and 3,050,000 common shares at $0.02 per share resulting in total proceeds of $86,000 and 6,050,000 common shares issued and outstanding at June 30, 2008. Of these shares, 3,000,000 were issued to directors and officers of the Company and 3,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through June 30, 2008 of approximately $53,969 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $18,400 were offset by the valuation allowance that increased by approximately $9,400 and $2,900 during the nine month period ended June 30, 2008 and 2007, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2008, the Company has a loss from operations of $27,622, an accumulated deficit of $53,969, and working capital of $32,031 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

ITEM 2.  PLAN OF OPERATION.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $53,969 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the period ended June 30, 2008.

Balance Sheet Data

June 30, 2008

June 30, 2007

Cash and cash equivalents

$

34,706

$

16,388

Total assets

$

34,706

$

17,972

Total liabilities

$

2,675

$

55,825

Shareholders’ equity

$

32,031

$

69,472

Net cash provided by financing activities since inception (May 30, 2006) through June 30, 2008 was $86,000, raised from the sale of our common stock.

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

We have been unable to effectively launch our website, due to deteriorating economic conditions,  When conditions improve, we anticipate that development of the website will take approximately four months, and sourcing customers will begin upon completion of the website. We will advertise for customers through trade magazines and other industry related websites, and approach the websites to engage in co-marketing agreements. Once we achieve a minimum of 10 contractors in a local market, we will release the website as a live interactive platform. We will work on two geographical markets at one time.  We expect to have enough contractors for our first two geographical areas in two to three months and then expect to begin generating revenue.

During the first year of operations, our officers and directors will also provide their labor at a charge of $15,000. We do not anticipate hiring any staff during the first twelve months of operation. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

To meet our need for cash we have raised $61,000 from our offering. We cannot guarantee that we raised enough money through this offering to stay in business. The money we raised will be applied to the items set forth in the Use of Proceeds section of the prospectus filed pursuant to our SB-2 registration statement. If the $61,000 we raised from our offering is not sufficient to proceed with the full implementation of our business plan, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders. If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

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

As of June 30, 2008, our cash was $34,706, our total assets were $34,706 and our total liabilities were $2,675.

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

Those marked with an asterisk(*) and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, SEC File Number 333-139699, on the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2008.

CYTTA CORP. (Registrant)

By:

/s/ Chad Rutherford

______________________________

President (principal executive officer),

Chief Financial Officer (principal financial officer),

Treasurer, and member of the Board of Directors

/s/ Brad Prystupa

______________________________

Secretary and member of the Board of Directors