Form 10-K
period 2008-09-30
Cytta Corp.
filed 2008-12-02
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended September 30, 2008.

[  ] Transition report pursuant to Section 13 or 15(d) of the securities exchange act of 1934

Commission File No. 333-139699

CYTTA CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0505761
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No. )

Suite 640, 602 – 12th Avenue S.W.,

Calgary, AB  Canada  T2R 1J3
(Address of principal executive offices)

Registrant’s telephone number, including area code: (403) 613-7950

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes

[  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ X] Yes

[ ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $59,000 (2,950,000 common shares sold @ $0.02 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 15, 2008, the registrant had 6,050,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS.

4

ITEM 1A.  RISK FACTORS.

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

6

ITEM 2.  PROPERTIES.

6

ITEM 3.  LEGAL PROCEEDINGS.

6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

6

PART II

7

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  7

ISSUER PURCHASES OF EQUITY SECURITIES.

7

ITEM 6.  SELECTED FINANCIAL DATA.

8

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  8

ITEM 7A. QUANTITATIVE AND QUALITTATIVE DISCLOSURES ABOUT MARKET RISK.  13

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  26

FINANCIAL DISCLOSURE.

26

ITEM 9AT.  CONTROLS AND PROCEDURES.

26

ITEM 9B.  OTHER INFORMATION.

27

PART III

27

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

27

ITEM 11.  EXECUTIVE COMPENSATION.

29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  31

AND RELATED STOCKHOLDER MATTERS.

31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  32

INDEPENDENCE.

32

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

32

PART IV

33

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

PART I

ITEM 1.  BUSINESS.

Business Development

Cytta Corp. was incorporated in the State of Nevada on May 30, 2006, and our fiscal year-end is September 30th. The company's administrative offices are located at Suite 640, 602 – 12th Avenue SW, Calgary, Alberta, T2R 1J3 and the telephone number is (403) 613-7950.

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

We anticipate that development of the website will take approximately four months, and sourcing customers will begin upon completion of the website. We will advertise for customers through trade magazines and other industry related websites, and approach the other websites to engage in co-marketing agreements. Once we achieve a minimum of 10 contractors in a local market, we will release the website as a live interactive platform. We will work on two geographical markets at one time.  We expect to have enough contractors for our first two geographical areas in two to three months, and then expect to begin generating near the end of 2009.  Our primary focus is to attract the very best contractors and allow them to grow their businesses and achieve a premium price for providing outstanding service and quality of craftsmanship.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

Cytta will be selling ad space on our own website www.greattradespeople.com.  We do not expect to have any principal suppliers.

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

Number of Employees

Cytta has no employees. Current officers and directors are donating their time to the development of the Company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees, and we will not hire any employees until the business generates revenue.

Reports to Security Holders

The Company is not required to provide annual reports to security holders.

We are subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements on Schedule 14.

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

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Cytta's principal place of business and corporate offices are located at Suite 640, 602 – 12th Avenue SW, Calgary, Alberta, Canada, T2R 1J3 and the telephone number is (403) 613-7950. The office is the principle business of Robert Gosine and the Company does not pay any rent. We have no intention of finding another office space to rent during the development stage of the company.

Cytta does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2008, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CYTA.OB”.  However, our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 15, 2008, there were 43 record holders of our common stock.

Status of our public offering

On January 10, 2007, our Form SB-2 registration statement (SEC file no. 333-139699) was declared effective by the SEC. From January 2007 to July 2007, we partially completed our public offering by selling 3,050,000 shares of common stock to 41 persons in consideration of $61,000.  We closed our offering on July 6th, 2007.

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

Non-cumulative Voting

The holders of shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of the Company's directors. As of November 15, 2008, the 2 officers and directors own 1.7% of the outstanding shares.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

			From
			Inception
			(May 30,
			2006) to
	Year Ended September 30,		September 30,
	2008	2007	2008

Total expenses	$ 34,282	$ 23,315	$ 60,629
Operating revenue	-	-	-
Net loss from continuing operations	34,282	23,315	60,629
Cash raised by financing activities	-	59,625	86,000
Cash used in operating activities	28,473	16,609	51,464
Cash and cash equivalents on hand	34,536	63,827	-
Net loss per common share: Basic and Diluted	(0.01)	(0.01)	-
Weighted average number of common shares outstanding:
Basic and diluted	6,050,000	3,927,404	-
Cash dividends declared per common share	-	-	-
Property and equipment, net	-	-	-
Long-term debt	-	-	-
Stockholders’ equity	25,371	59,653	-

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $60,629 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2008 and 2007, respectively.

Balance Sheet Data

September 30, 2008

September 30, 2007

Cash and cash equivalents

$

34,536

$

63,009

Total assets

$

34.536

$

63,827

Total liabilities

$

9,165

$

4,174

Shareholders’ equity

$

25,371

$

59,653

Our cash in the bank at September 30, 2008 was $34,536.  Net cash provided by financing activities since inception (June 21, 2006) through September 30, 2008 was $86,000, raised from the sale of our common stock.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months, please refer to note 5 of our financial statements.

Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

During the next 12 months from the date of this filing, Cytta will continue to concentrate on developing its website, finding advertisers, and marketing those services offered by our customers.

We anticipate that development of the website will take approximately four months from the date of this filing, and sourcing customers will begin upon completion of the website. We will advertise for customers through trade magazines and other industry related websites, and approach the websites to engage in co-marketing agreements. Once we achieve a minimum of 10 contractors in a local market, we will release the website as a live interactive platform. We will work on two geographical markets at one time.  We expect to have enough contractors for our first two geographical areas in two to three months and then expect to begin generating revenue.

During the next year of operations, our officers and directors will provide their labor at no charge. We do not anticipate hiring any staff during the first 12 months of operation. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

To meet our need for cash we have raised $61,000 from our initial offering. We cannot guarantee that we raised enough money through this offering to stay in business. The money we raised will be applied to the items set forth herein.. If the $61,000 we raised from our offering is not sufficient to proceed with the full implementation of our business plan, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders. If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

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

As of September 30, 2008, our cash was $34,536, our total assets were $34,536 and our total liabilities were $9,165.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $34,536 in cash and cash equivalents at September 30, 2008 ($63,009 - September 30, 2007).

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to September 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the year ended September 30, 2008 and the period ended September 30, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the year ended September 30, 2008 and the period ended September 30, 2007.

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

ITEM 7A. QUANTITATIVE AND QUALITTATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CYTTA CORP.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007

CYTTA CORP.

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF MAY 30, 2006 (INCEPTION) TO SEPTEMBER 30, 2008

Page(s)

Report of Independent Registered Public Accounting Firm

15

Balance Sheets as of September 30, 2008 and 2007

16

Statements of Operations for the Year Ended September 30, 2008 and 2007
and from Inception (May 30, 2006) to September 30, 2008

17

Statement of Changes in Stockholders’ Equity for the Period of May 30, 2006

(Inception) to September 30, 2008

18

Statements of Cash Flows for the Year Ended September 30, 2008 and 2007
and from Inception (May 30, 2006) to September 30, 2008

19

Notes to Financial Statements

20 - 24

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cytta Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Cytta Corp. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, September 30, 2007 and since inception on May 30, 2006 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, September 30, 2007 and since inception on May 30, 2006 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has a loss from operations of $34,282, an accumulated deficit of $60,629 and working capital of $25,371, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

November 18, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Cytta Corp.

(A Development Stage Company)

Balance Sheets

As of September 30,

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$34,536	$63,009
Prepaid expenses	-	818

TOTAL ASSETS	$34,536	$63,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,165	$4,174

TOTAL LIABILITIES	9,165	4,174

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
6,050,000 common shares	6,050	6,050
Additional paid-in capital	79,950	79,950
Deficit accumulated during the development stage	(60,629)	(26,347)
Total Stockholders' Equity	25,371	59,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,536	$63,827

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statements of Operations

			Cumulative from
			Inception
			(May 30, 2006) to
	Year Ended September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	14,160	19,817	37,365
General and administrative	20,122	3,498	23,264
Total Operating Expenses	34,282	23,315	60,629

Other Income (Expense)	-	-	-

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(34,282)	$(23,315)	$(60,629)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	6,050,000	3,927,404

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity

For the Period of May 30, 2006 (Inception) to September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - May 30, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders at
$0.01 cash per share, September 30, 2006	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(3,032)	(3,032)

Balance - September 30, 2006	3,000,000	$3,000	$22,000	$(3,032)	$21,968

Common shares issued for cash at
$0.02 per share, July 6, 2007	3,050,000	3,050	57,950	-	61,000
Loss for the year	-	-	-	(23,315)	(23,315)

Balance - September 30, 2007	6,050,000	$6,050	$79,950	$(26,347)	$59,653

Loss for the year	-	-	-	(34,282)	(34,282)

Balance – September 30, 2008	6,050,000	$6,050	$79,950	$(60,629)	$25,371

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception
			(May 30, 2006) to
	Year Ended September 30,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(34,282)	$(23,315)	$(60,629)
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	818	4,032	-
Increase in accounts payable and accrued liabilities	4,991	2,674	9,165
Net Cash Used in Operating Activities	(28,473)	(16,609)	(51,464)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Issuance of capital stock	-	61,000	86,000
Advances from (payments to) related party	-	(1,375)	-
Net Cash Provided by Financing Activities	-	59,625	86,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,473)	43,016	34,536

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,009	19,993	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,536	$63,009	$34,536

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $34,536 and $63,009 in cash and cash equivalents at September 30, 2008 and 2007, respectively.

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

September 30, 2008 and 2007

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

No significant realized exchange gains or losses were recorded from inception (May 30, 2006) to September 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to September 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to September 30, 2008.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

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

Notes to Financial Statements

September 30, 2008 and 2007

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

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

NOTE 3 -   CAPITAL STOCK (continued)

Share Issuance

From inception of the Company on May 30, 2006, the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share and 3,050,000 common shares at $0.02 per share resulting in total proceeds of $86,000 and 6,050,000 common shares issued and outstanding at September 30, 2008 and 2007. Of these shares, 3,000,000 were issued to directors and officers of the Company and 3,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through September 30, 2008 of approximately $60,629 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $21,000 were offset by the valuation allowance that increased by approximately $12,100 and $7,900 during the year ended September 30, 2008 and 2007, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2008, the Company has a loss from operations of $34,282, an accumulated deficit of $60,629, and working capital of $25,371 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.  Not applicable.

ITEM 9AT.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2008 was effective.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9B.  OTHER INFORMATION.

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified.  Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The following table sets forth certain information, as of November 15, 2008, with respect to our two officers and directors:

Name and Address	Age	Positions
Robert Gosine Suite 640, 602-12th Avenue, Calgary, AB, Canada, T2R 1J3	51	President, Chief Executive Officer, Chief Financial Officer, Treasurer and member of the Board of Directors

Amber-Dawn Bear Robe 3102 East Seneca Street Tuscan, AZ, USA, 85716	34	Secretary and member of the Board of Directors

Robert Gosine has held the positions of President, CEO, CFO, Treasurer, and director since September 9, 2008.  Amber-Dawn Bear Robe has held the position of Secretary and director since September 9, 2008. The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders.

Background of our Officer and Directors

Robert Gosine

Robert Gosine is a founding partner of Summit Search Group. He brings over twenty years of executive search experience. Prior to starting Summit Search Group, Robert was instrumental in establishing the premier search firm in the management, information technology, sales, and engineering fields within Atlantic Canada. Robert has been instrumental in building leading sales teams for large multi-national, national, and regional clients.  He spent his early professional years in sales management roles within the consumer goods, high tech and service industries. Robert graduated from Dalhousie University with a Bachelor of Commerce.

Amber Bear Robe

Amber-Dawn Bear Robe is currently completing her MA thesis in American Indian Studies at the University of Arizona, Tucson. She completed a Curatorial Work-Study program at The Banff Centre's, Walter Phillips Gallery and interned at the University of British Columbia's Museum of Anthropology.  Bear Robe received her Bachelor of Fine Arts in 1996 from The Alberta College of Art & Design and has since curated exhibitions of works from the

Walter Phillips Gallery's collection titled Ksakom Itapiks (Earth Beings) and LOGOINDIAN, an exhibition at the Glenbow Museum.

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

We are not presently required to have independent directors.  Our two directors, Robert Gosine and Amber-Dawn Bear Robe are not independent.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Employment Agreements

We have no employment contracts with any of our officers or employees.

Control Persons

The following shareholders are considered control persons, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Name and Address	Age	Positions
Chad Rutherford 710 West 16th Avenue, Vancouver, BC, Canada, V5Z 1S7	38	Shareholder
Brad Prystupa 19 - 2100 Boucherie Road Westbank, BC, Canada, V4T 2X1	40	Shareholder

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

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee and an “audit committee financial expert”. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached as Exhibit 14.1, to our 10-KSB filed on December 27, 2007 with the Securities and Exchange Commission.  We will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to us at, Suite 640, 602-12th, Avenue, Calgary, Alberta, T2R 1J3.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the year ended September 30, 2008 and the period ended September 30, 2007 to

(i)

all individuals serving as Cytta’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Gosine, CEO, CFO, Treasurer, Director	2008	0	0	0	0	0	0	0	0
Amber-Dawn Bear Robe, Secretary, Director	2008	0	0	0	0	0	0	0	0
Chad Rutherford, CEO, CFO, Treasurer, Director, (PEO)	2008 2007 2006	15,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	15,000 0 0
Brad Prystupa, Secretary, Director	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Mr. Rutherford was paid a management fee for services rendered prior to his resignation.  However, none or our current our officers and/or directors is being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved.  We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not

Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Robert Gosine	0	0	0	0	0	0
0	0	0	Amber-Dawn Bear Robe	0	0	0	0	0	0
0	0	0	Brad Prystupa	0	0	0	0	0	0
0	0	0	Chad Rutherford	0	0	0	0	0	0
0	0	0

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the fiscal year ended September 30, 2008, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of November 15, 2008 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Robert Gosine	100,000	1.7%*
Common Stock	Amber-Dawn Bear Robe	0	0%
	All officers and directors as a group (2 people)	100,000	1.7%

Common Stock	Chad Rutherford	2,000,000	33.1%
Common Stock	Brad Prystupa	1,000,000	16.5%

*  The percentage ownership is calculated based on 6,050,000 shares of our common stock issued and outstanding as of November 15, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In May and September, 2006, we issued a total of 3,000,000 shares of restricted common stock to Chad Rutherford and Brad Prystupa, our then directors and officers.  This was accounted for as an acquisition of shares of common stock in the amount of $25,000.  These shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC (“Rule 144”) promulgated under the Securities Act.  Robert Gosine’s shares were purchased from our public offering and are not restricted, but the re-sale of such shares may be limited pursuant to the volume restrictions of Rule 144.

Mr. Gosin and Ms. Bear Robe, our sole directors, are not independent under the independence standards under Item 407(a)(1) of Regulation S-B.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal year ended September 30, 2008 and 2007, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2008	Year Ended September 30, 2007
Audit fees (1)	$ 6,875	$ 4,250
Audit-related fees (2)	$	$
Tax fees (3)	$ 500	$ 507
All other fees (4)	0	0
Total fees	$ 7,375	$ 4,757

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

(3)

“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the year ended September 30,

2007 and the period ended September 30, 2006.  Our principal accountants are currently preparing the 2008 tax return.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following Exhibits are being filed with this report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant. (1)
3.2	3.2	Bylaws of Registrant. (1)
14.1	14.1	Code of Ethics. (2)
23		Consent of Moore & Associates, Chartered. (3)
31.1		Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer. (3)
32.1		Rule 1350 Certification of Chief Executive and Financial Officer. (3)

(1)

Filed with the Securities and Exchange Commission on December 28, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-139699), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on December 27, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB (file no. 333-139699), which exhibit is incorporated herein by reference.

 (3)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December ___,2008

CYTTA CORP.

By:/s/ Robert Gosine

Name:

Robert Gosine

Title:

President (principal

Executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Gosine Robert Gosine	President (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer, and member of the Board of Directors	December 1, 2008
/s/ Amber-Dawn Bear Robe Amber-Dawn Bear Robe	Secretary, and member of the Board of Directors	December 1, 2008

34