Form 10-Q
period 2008-12-31
CYTTA CORP.
filed 2009-02-17
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-139699

CYTTA CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

16857 E. Saguaro Blvd.
Fountain Hills, Arizona 85268
(Address of principal executive offices) (Zip Code)

(480) 837-6165
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of February 9, 2009, there were 80,200,000 shares of the issuer’s common stock issued and outstanding.

CYTTA CORP.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CYTTA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET
December 31, 2008 (Unaudited) and September 30, 2008

ASSETS	12/31/2008	9/30/2008

CURRENT ASSETS
Cash & Cash Equivalents	$3,139	$283
Accounts Receivable	34,970	45,684
Inventory	6,397	4,624

Total Current Assets	$44,506	$50,591

Property and equipment, net	4,069	4,268

OTHER ASSETS
Deposits	4,520	4,520

TOTAL ASSETS	$53,095	$59,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable - related parties	$274,110	$260,860
Notes payable	180,000	180,000
Accounts payable	39,847	24,435
Accrued interest	40,268	30,427
Accrued taxes	163,794	163,794

TOTAL LIABILITIES	$698,019	$659,516

COMMITMENTS	–	–

Preferred Stock, $0.001 par value, 100,000,000 shares
authorized and zero shares outstanding at December 31, 2008
and September 30, 2008 respectively	–	–
Common Stock - $0.001 par value; 400,000,000 shares and
100,000,000 authorized 80,200,000 and 6,050,000 shares outstanding
at December 31, 2008 and September 30, 2008, respectively	80,200	6,050
Additional paid-in capital	12,208,347	12,257,126
Accumulated deficit	(12,933,471)	(12,863,313)

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(644,924)	(600,137)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$53,095	$59,379

The accompanying notes are an integral part of these financial statements.

CYTTA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2008 and 2007

	Three months ended,
	12/31/2008	12/31/2007

PRODUCT REVENUES	$34,969	$20,819

Cost of Product Revenues	3,783	5,647

GROSS PROFIT	31,186	15,172

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and wages	6,500	10,500
Legal and professional fees	19,397	–
Rent expense	13,560	13,560
Miscellaneous expense	43,532	27,192

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	82,989	51,252

LOSS FROM OPERATIONS	$(51,803)	$(36,080)

OTHER INCOME (EXPENSES)
Other Income	745	–
Other Expense	(4,605)	–
Interest expense	(14,495)	–

TOTAL OTHER INCOME (EXPENSES)	(18,355)	–

NET LOSS	$(70,158)	$(36,080)

Basic Loss per Share	(0.00)	(0.01)

Weighted Average Shares Outstanding	27,924,457	6,050,000

The accompanying notes are an integral part of these financial statements.

CYTTA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2008

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT OCTOBER 1, 2007	6,050,000	6,050	12,257,126	(12,644,256)	(381,080)

Net loss	–	–	–	(219,057)	(219,057)

BALANCE AT SEPTEMBER 30, 2008	6,050,000	6,050	12,257,126	(12,863,313)	(600,137)

4 for 1 Stock Split	18,150,000	18,150	(18,150)	–	–

Issuance of Common Stock	56,000,000	56,000	(30,629)	–	25,371

Net loss	–	–	–	(70,158)	(64,773)

BALANCE AT DECEMBER 31, 2008	80,200,000	80,200	12,208,347	(12,933,471)	(639,539)

The accompanying notes are an integral part of these financial statements.

CYTTA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended December 31, 2008 and 2007

	Three months ended,
	12/31/2008	12/31/2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(70,158)	$(36,080)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	200	–

Changes in Assets and Liabilities:
Accounts Receivable	10,713	7,290
Inventory	(1,773)	3,161
Accounts payable	6,247	(965)
Accrued interest	9,841	(3,750)

NET CASH USED IN OPERATING ACTIVITIES	$(44,930)	$(30,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	13,250	29,000

NET CASH PROVIDED BY FINANCING ACTIVITES	$13,250	$29,000

NET CHANGE IN CASH & CASH EQUIVALENTS	(31,680)	(1,344)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,819	2,781

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2008 and 2007	$3,139	$1,437

Supplemental disclosure of cash flow information:

Cash paid during the three months for:
Interest	$4,655	$3,750

The accompanying notes are an integral part of these financial statements.

CYTTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ophthalmic International, Inc. (OI) was incorporated in March 1997 in the state of Nevada. The Company had been a wholly owned subsidiary of Coronado Industries, Inc until January 26, 2007 when the Company and its subsidiaries were purchased from Coronado Industries, Inc. for cash and other consideration.

Cytta Corp. (CC) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Vancouver, British Columbia, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The Company fiscal year end is September 30.

On December 5, 2008 CC consummated an Agreement of Share Exchange and Plan of Reorganization (The Agreement)with OI. Pursuant to the Agreement CC agreed to issue an aggregate of 56,000,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock shares or OI.

The exchange of shares has been accounted for as a reverse merger in the form of a recapitalization with OI as the “accounting acquirer” and the surviving entity. After the merger OI retained the “legal acquirer” name of CYTTA Corp. (The Company) and the fiscal year of September 30. Operations after the merger will be based in Fountain Hills, Arizona where The Company intends to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2008 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended December 31, 2008. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

CYTTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF PRESENTATION (Continued)

The result of operations for the three months ended, December 31, 2008, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2009. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

GOING CONCERN

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the company as a going concern from the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not made an operating profit since 1997. Further, the Company has a working capital deficit of $(653,513) and a negative net worth of $(644,924) as of December 31, 2008.

In order for the Company to continue operations as a going concern, the Company will need, among other things, additional capital resources. Management’s current plans to obtain such resources for the Company include obtaining capital from management and significant shareholders to meet its minimal operating expenses and to seek out a merger with an existing operating company.  Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing as well as attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ deficit of CYTTA Corp. and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

CYTTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSACTIONS

The Company’s functional currency before the date of the merger was the Canadian Dollar.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

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

No significant realized exchange gains or losses were recorded from inception May 30, 2006 to December 31, 2008.

CYTTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception May 30, 2006 to December 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception May 30, 2006 to December 31, 2008.

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

REVENUE RECOGNITION

The company recognizes revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibles is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. The standard products do not have customer acceptance criteria. The company has standard rights of return that are accounted for as a warranty provision under SFAS No. 5, “Accounting for Contingencies.” The company does not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue will be recognized when the customer has accepted the product. In case where custom equipment does not have customer acceptance as part of the sales agreement, revenue will be recognized upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions may have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, the company will recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable.

CYTTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes the disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 141 will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 160 will have a material effect on its financial statements.

In March 2008, the FASB issued SFAS 161, about Derivative Instruments and Hedging Activities (“SFAS 161”), which becomes effective for the Company on January 1, 2009. This standard amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. The effect on the Company’s disclosures for derivative instruments as a result of the adoption of FAS 161 in 2009 will depend on the company’s derivative instruments and hedging activities at that time.

CYTTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises by lessening inconsistencies in the recognition and measurement of claim liabilities due to differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. The Company does not expect SFAS No. 163 will have a material effect on its financial statements.

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period.

NOTE 3 – EQUITY

On November 18, 2008, the Board of Directors approved a 4-for-1 forward stock split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein with respect to factors which may affect future earnings, including management’s beliefs and assumptions based on information currently available, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements that are not historical facts involve risks and uncertainties, and results could vary materially from the descriptions contained herein.

Acquisition

On December 5, 2008, we entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with Ophthalmic International, Inc. (“OI”), a Nevada corporation.  The closing of the transaction took place on December 9, 2008 (the “Closing Date”) and resulted in the acquisition of OI (the “Acquisition”).  Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of OI from the five OI shareholders for an aggregate of 56,000,000 shares, or 69.8% of the Company’s common stock.

OI was founded in 1997 and until January 2007, was a subsidiary of Coronado Industries, Inc., a publicly traded company.  In January 2007, OI was acquired by G. Richard Smith, OI’s President and majority shareholder and formerly Chairman, Director and principal shareholder or Coronado Industries, Inc.  Since January 2007, OI has operated as a private company.

As a result of the Share Exchange Agreement, the OI shareholders transferred all their interest in OI to the Company and, as a result, OI became our wholly owned subsidiary.

The Share Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration for the Acquisition, the process of exchanging the consideration and the effect of the acquisition.  For complete details of this transaction are contained in the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2008 (the "Form 8-K"), and incorporated herein by reference.  This brief discussion is qualified by reference to the provisions of the Share Exchange Agreement which is attached in full to the Form 8-K as Exhibit 2.1.

Operations

Revenues in the quarter ended December 31, 2008 increased by 68.0% ($14,150) over the same quarter of the prior year, General and Administrative Expenses increased by 61.9% ($31,737), and total expenses far exceeded revenues.  The primary reason for the increase in General and Administrative Expenses in the quarter ending December 31, 2008 over the same quarter of the prior year was the increased Legal and Professional Fees relating to the acquisition of Ophthalmic International, Inc. in December 2008. We accrued no compensation for our President in the quarter ended December 31, 2008, although he is entitled to receive an annual salary of $180,000.

We are continuing discussions with various potential distributors for our PNT product on an international basis.  We are hopeful new foreign product distributors can be obtained who will immediately order substantial quantities of product. However, we presently have no such distribution agreements or product orders.

Liquidity and Capital Resources

We continued to suffer a severe liquidity shortage in the quarter ended December 31, 2008.  Our interest expense increased from $0 in prior year's quarter to $14,495 in the quarter ended December 31, 2008.  Our liquidity shortage has become critical.  Accounts payable and accrued interest amounts are increasing. Without substantial funding or revenues in the first half of the 2009 fiscal year, it is doubtful we will be able to continue our limited operations.  However, we presently have no agreements or arrangements to obtain any such funding.

Over the next three years, we must obtain at least $8,000,000 of funding to finance our two planned patient clinical studies and a minimum level of administrative staff. If such funding is not obtained, it is unlikely we will receive FDA approval for the sale of our product in the U.S. Without FDA approval it is unlikely our foreign sales will be able to sustain our company.

From October 1, 2007 through September 30, 2008, our President, G. Richard Smith, and his family members had loaned a total of $276,860 to the Company. During the quarter ended December 31, 2008, G. Richard Smith and his family members loaned the Company another $27,450, but Mr. Smith was repaid $14,200 of principal during the quarter. Approximately $33,000 of these loans bear an annual interest rate of 31% because they relate to credit card borrowings and the remainder bear an annual interest rate of 12%. Non-affiliates have loaned the Company a total of $180,000, all bearing annual interest at 12%. All of these loans are due on demand or prior to December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.	Controls and Procedures.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internal controls. This framework includes review of accounting detailed records on at least a quarterly basis by our senior officers and a third party service provider. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations. Documentary records are kept of this review process.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge of generally accepted accounting principles (“GAAP”) and, therefore, a lack of sufficient analysis and documentation of the proper application of GAAP to all Company transactions.  Company management plans to hire additional experienced personnel or a third party service provider to eliminate this material weakness, if substantial funding can be obtained in the future.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the chief executive and chief financial officers, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures and its internal controls and procedures are effective at providing that reasonable level of assurance.

Our management believes that upon significant future growth in the number of accounting transactions we process, additional review and enhancement of internal controls will be required. Our management is planning to assign additional staff resources to assist with support for growth in the internal controls area when the increase in transaction velocity dictates this as a prudent step in order to maintain our effective level of internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 2.1   – Share Exchange Agreement, dated December 5, 2008, by and among CYTTA Corp. and Ophthalmic International, Inc. (1)

Exhibit 31.1 – Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2 – Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
(1)    Incorporated by reference to Exhibit 2.1 of the Issuer's Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTTA CORP.

Dated: February 13, 2009	By:	/s/ G. Richard Smith
G. Richard Smith
President, Chief Executive Officer and Chief Financial Officer