Form 10-Q/A
period 2008-12-31
CYTTA CORP.
filed 2009-02-23
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes ☐ No ☑

As of February 9, 2009, there were 80,200,000 shares of the issuer’s common stock issued and outstanding.

CYTTA CORP.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CYTTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 (Unaudited) and September 30, 2008

ASSETS	12/31/2008	9/30/2008

CURRENT ASSETS
Cash & Cash Equivalents	$3,139	$283
Accounts Receivable	34,970	45,684
Inventory	6,397	4,624

Total Current Assets	$44,506	$50,591

Property and equipment, net	4,069	4,268

OTHER ASSETS
Deposits	4,520	4,520

TOTAL ASSETS	$53,095	$59,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable - related parties	$274,110	$260,860
Notes payable	180,000	180,000
Accounts payable	39,847	24,435
Accrued interest	40,268	30,427
Accrued taxes	163,794	163,794

TOTAL LIABILITIES	$698,019	$659,516

COMMITMENTS	–	–

Preferred Stock, $0.001 par value, 100,000,000 shares
authorized; zero shares outstanding at December 31, 2008
and September 30, 2008, respectively	–	–
Common Stock - $0.001 par value; 400,000,000 shares and
100,000,000 authorized; 80,200,000 and 24,200,000 shares outstanding
at December 31, 2008 and September 30, 2008, respectively	80,200	24,200
Additional paid-in capital	12,208,347	12,238,976
Accumulated deficit	(12,933,471)	(12,863,313)

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(644,924)	(600,137)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$53,095	$59,379

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CYTTA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2008 and 2007

	Three months ended,
	12/31/2008	12/31/2007

PRODUCT REVENUES	$34,969	$20,819

Cost of Product Revenues	3,783	5,647

GROSS PROFIT	31,186	15,172

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and wages	6,500	10,500
Legal and professional fees	19,397	–
Rent expense	13,560	13,560
Miscellaneous expense	43,532	27,192

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	82,989	51,252

LOSS FROM OPERATIONS	$(51,803)	$(36,080)

OTHER INCOME (EXPENSES)
Other Income	745	–
Other Expense	(4,605)	–
Interest expense	(14,495)	–

TOTAL OTHER INCOME (EXPENSES)	(18,355)	–

NET LOSS	$(70,158)	$(36,080)

Basic Loss per Share	(0.00)	(0.00)

Weighted Average Shares Outstanding	27,924,457	24,200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CYTTA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2008

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT OCTOBER 1, 2007 (1)	24,200,000	24,200	12,238,976	(12,644,256)	(381,080)

Net loss	–	–	–	(219,057)	(219,057)

BALANCE AT SEPTEMBER 30, 2008	24,200,000	24,200	12,238,976	(12,863,313)	(600,137)

Issuance of Common Stock	56,000,000	56,000	(30,629)	–	25,371

Net loss	–	–	–	(70,158)	(70,158)

BALANCE AT DECEMBER 31, 2008	80,200,000	80,200	12,208,347	(12,933,471)	(644,924)
_____________
(1)
The Company's Board of Directors approved a 4-for-1 stock split of its common shares on November 18, 2008. All prior period common share and per common share amounts have been retroactively adjusted to reflect the 4-for-1 stock split.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CYTTA CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2008 and 2007

	Three months ended,
	12/31/2008	12/31/2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

OPERATING ACTIVITIES:
Net Loss	$(70,158)	$(36,080)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	200	–

Changes in Assets and Liabilities:
Accounts Receivable	10,713	7,290
Inventory	(1,773)	3,161
Accounts payable	6,247	(965)
Accrued interest	9,841	(3,750)

NET CASH USED IN OPERATING ACTIVITIES	$(44,930)	$(30,344)

FINANCING ACTIVITIES:
Repayment on notes payable, related party(s)	(14,200)	–
Proceeds from borrowings	27,450	29,000

NET CASH PROVIDED BY FINANCING ACTIVITES	$13,250	$29,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,680)	(1,344)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,819	2,781

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2008 and 2007	$3,139	$1,437

Supplemental disclosure of cash flow information:

Cash paid during the three months for:
Interest	$4,655	$3,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since 1997. Further, the Company has a working capital deficit of $(692,634) and a negative net worth of $(639,539) as of December 31, 2008.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern.

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

STOCK-BASED COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

CYTTA CORP.

Dated: February 23, 2009	By:	/s/ G. Richard Smith
G. Richard Smith
President, Chief Executive Officer and Chief Financial Officer