Form 10-Q/A
period 2008-12-31
CYTTA CORP.
filed 2009-03-04
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Over the next three years, we must obtain at least $8,000,000 of funding to finance our planned patient clinical studies in Canada and the U.S. and a minimum level of administrative staff. If such funding is not obtained, it is unlikely we will receive FDA approval for the sale of our product in the U.S. Without FDA approval our revenues will be totally dependent on foreign sales.

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

The controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the chief executive and chief financial officers, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge of generally accepted accounting principles (“GAAP”) and, therefore, a lack of sufficient analysis and documentation of the proper application of GAAP to all Company transactions.  Company management plans to hire additional experienced personnel or a third party service provider to eliminate this material weakness, if substantial funding can be obtained in the future.  Notwithstanding, the existence of the material weakness described above, management believes that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial positions for the periods and dates presented.

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

CYTTA CORP.

Dated: March 4, 2009	By:	/s/ G. Richard Smith
G. Richard Smith
President, Chief Executive Officer and Chief Financial Officer