Form 10-Q
period 2009-03-31
CYTTA CORP.
filed 2009-05-21
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-139699

CYTTA CORP.
(Exact name of Registrant as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 640, 602 – 12th Avenue S.W., Calgary, AB Canada T2R 1J3
(Address of principal executive offices)

(786) 395-5997
(Registrant’s telephone number, including area code)

16857 E. Saguaro Blvd., Fountain Hills, Arizona, 85268
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of May 8, 2009, there were 82,326,500 shares of the issuer’s common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 2, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended September 30, 2009.

CYTTA CORP & SUBSIDIARIES UNAUDITED CONSOLIDATED BALANCE SHEET March 31, 2009(Unaudited) and September 30, 2008 ASSETS

	3/31/2009	9/30/2008
CURRENT ASSTS
Cash & Cash Equivalents	$ -	$ 283
Accounts Receivable	4,936	45,684
Inventory	6,142	4,624

Total Current Assets	$ 11,078	$ 50,591

Property and equipment, net	3,869	4,268

OTHER ASSETS
Deposits	4,520	4,520

TOTAL ASSETS	$ 19,467	$ 59,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Notes payable - related parties	$ 205,000	$ 260,860
Notes payable	259,765	180,000
Accounts payable	83,353	24,435
Cash Overdraft	1,659	-
Accrued interest	49,641	30,427
Accrued taxes	163,794	163,794
TOTAL LIABILITIES	$ 763,212	$ 659,516

COMMITMENTS	-	-

Preferred Stock, $0.001 par value, 100,000,000 shares
authorized and zero shares outstanding at December 31, 2008
and September 30, 2008 respectively	-	-

Common Stock - $0.001 par value; 400,000,000 shares
authorized 82,326,500 and 24,200,000 shares outstanding at
March 31, 2009 and September 30, 2008, respectively	80,327	24,200
Additional paid-in capital	12,582,721	12,238,976
Accumulated deficit	(13,406,793)	(12,863,313)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(743,745)	(600,137)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 19,467	$ 59,379

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYTTA CORP & SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the three and six months ended March 31, 2009 and 2008
	Three months ended,		Six months ended,
	2009	2008	2009	2008

PRODUCT REVENUES	$ -	$ 12,968	$ 34,970	$ 33,787

Cost of Product Revenues	255	16,261	4,038	21,908
GROSS PROFIT	(255)	(3,293)	30,932	11,879

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and wages	5,850	15,500	12,350	26,000
Legal and professional fees	45,288	8,448	64,688	8,448
Rent expense	13,560	13,560	27,120	27,120
Selling & marketing expenses	360,000	-	370,045	-
Miscellaneous expense	33,744	58,613	71,836	84,655
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	458,442	96,121	546,039	146,223
LOSS FROM OPERATIONS	$ (458,697)	$ (99,414)	$ (515,107)	$ (134,344)
OTHER INCOME (EXPENSES)
Other Income	-	10,000	745	10,000
Other Expense	-	-	-	-
Interest expense	(14,623)	(18,597)	(29,118)	(18,597)

TOTAL OTHER INCOME (EXPENSES)	(14,623)	(8,597)	(28,373)	(8,597)
NET LOSS	$ (473,320)	$ (108,011)	$ (543,480)	$ (142,941)
Basic Loss per Share	(0.01)	(0.00)	(0.01)	(0.01)
Weighted Average Shares Outstanding	80,284,152	24,200,000	58,704,077	24,200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYTTA CORP && SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
	Six months ended March 31,
	2009	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (543,480)	$ (142,941)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	399	-
Common stock issued for services	374,498	-

Changes in Assets and Liabilities:
Accounts Receivable	40,748	7,290
Inventory	(1,518)	1,111
Accounts payable	49,757	(965)
Accrued interest	19,213	9,847
NET CASH USED IN OPERATING ACTIVITIES	$ (60,383)	$ (125,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft Loan	$ 1,659	817
Proceeds from borrowings	63,380	138,560
Payment to Borrowers	(39,475)	(16,500)

NET CASH PROVIDED BY FINANCING ACTIVITES	$ 25,564	$ 122,877

NET CHANGE IN CASH & CASH EQUIVALENTS	(34,819)	(2,781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,819	2,781

CASH AND CASH EQUIVALENTS AT MARCH 31, 2009 and 2008	$ -	$ -

Supplemental disclosure of cash flow information:

Cash paid during the three months for:

Interest	$ 9,155	$ -

Non Cash Transactions:
Issuance of common stock for services	$ 374,498	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYTTA CORP AD SUBSIDIARIES

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

The exchange of shares has been accounted for as a reverse merger in the form of a recapitalization with OI as the “accounting acquirer” and the surviving entity. After the merger OI retained the “legal acquirer” name of CYTTA Corp (The Company) and the fiscal year of September 30. Operations after the merger will be based in Fountain Hills, Arizona where The Company intends to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended March 31, 2009. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2009. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

 GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since 1997. Further, the Company has a working capital deficit of $(752,133) and a negative net worth of $(13,406,793) as of March 31, 2009.

CYTTA CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ deficit of CYTTA Corp and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

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

(i)Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)Equity at historical rates; and

(iii)Revenue and expense items at the average rate of exchange prevailing during the period.

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

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception May 30, 2006 to March 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception May 30, 2006 to March 31, 2009.

CYTTA CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

REVENUE RECOGNITION(Continued)

STOCK BASED-COMPENSATION

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

CYTTA CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

RECENT ACCOUNTING PRONOUNCEMENTS(Continued)

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

CYTTA CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period.

NOTE 3 - EQUITY

On November 18, 2008 the Board of Directors approved a 4 for 1 forward stock split.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

General Overview

We were incorporated in the State of Nevada on May 30, 2006. On December 5, 2008, we entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with Ophthalmic International, Inc. (“OI”), a Nevada corporation.  The closing of the transaction took place on December 9, 2008 (the “Closing Date”) and resulted in the acquisition of OI (the “Acquisition”).  Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of OI from the five OI shareholders for an aggregate of 56,000,000 shares, or 69.8% of the Company’s common stock.  OI was founded in 1997 and until January 2007, was a subsidiary of Coronado Industries, Inc., a publicly traded company.  In January 2007, OI was acquired by G. Richard Smith, OI’s President and majority shareholder and formerly Chairman, Director and principal shareholder or Coronado Industries, Inc.  Since January 2007, OI has operated as a private company.  As a result of the Share Exchange Agreement, the OI shareholders transferred all their interest in OI to the Company and, as a result, OI became our wholly owned subsidiary.

On May 13, 2009 we reached an agreement with OI to reverse this transaction, refer to Item 5 in this report for more detail. Cytta has agreed to return their shares in OI, in exchange for cancelling the 56,000,000 shares that were transferred to the shareholders of OI. Following the discontinuation of our merger with OI, we have determined to look at other ventures of merit to enhance stockholder value.  These ventures may involve sales of our debt or equity security in a merger, acquisition, or similar transaction.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Results of Operations

We conducted no material operations during the quarter ended March 31, 2009, and do not have any present operations. During the quarter ended March 31, 2009, we generated no revenues.

Revenues in the six-months ended March 31, 2009 were $34,970, an increase of 3.5% over the same period of the prior year, General and Administrative Expenses were $546,039 an increase of 373.4%, and total expenses far exceeded revenues.  The primary reason for the increase in General and Administrative Expenses for the six-months ending March 31, 2009 over the same period of the prior year was the increased Legal and Professional Fees relating to the acquisition of Ophthalmic International, Inc. in December 2008. We accrued no compensation for our President in the six-months ended March 31, 2009.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2008, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved minimal operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2009, and September 30, 2008, we had cash of $(1,659) and $283, current assets of $11,078 and $50,591 and current liabilities of $763,212 and $659,516, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

After our merger with OI in December 2008, our intentions were to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.  We conducted minimal operations in this line of business and on May 8, 2009, we decided to discontinue operations in this area and to rescind our merger with OI.  We are looking at ventures of merit for corporate participation as a means of enhancing stockholder value. This may involve sales of our equity or debt securities in a merger or acquisition transaction.

We have minimal operating costs and expenses at the present time due to our limited business activities.  Accordingly, absent changed circumstances, we will not be required to raise significant capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions.  We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate this risk.

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  The determination of ineffective internal control is based upon the lack of separation of duties.  Management has worked with its auditors, Moore and Associates, Charted, to correct these deficiencies in this Form 10-Q, in order to ensure that material information about out business and operations is recorded, processed, summarized and publicly reported with the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Robert Gosine, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 70,000 shares for services.  The shares were issued based on an exemption pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On May 8, 2009, Cytta Corp. (the “Registrant”) entered into an agreement (the “Agreement”), dated May 8, 2009, with Ophthalmic International, Inc., its wholly-owned subsidiary (“OI”), pursuant to which Registrant will be reversing the transaction of December 9, 2008, in which Registrant acquired OI in exchange for 56,000,000 shares of Registrant’s restricted common stock being issued to the shareholders of OI.  At the closing of the Agreement, the shareholders of the 56,000,000 shares of Registrant’s common stock will return those shares to Registrant in exchange for Registrant delivering to them their pro-rata shares of outstanding OI common stock. The transaction closed on May 13, 2009.

At the close of the Agreement, on May 13, 2009, G. Richard Smith, the sole Director, Principal Executive Officer and Principal Financial Officer of Registrant, resigned from all of his positions after appointing Mr. Robert Gosine as the sole Director and Principal Executive Officer.  Mr. Gosine had been a Director and Principal Executive Officer of the Registrant prior to December 9, 2008.

ITEM 6.

EXHIBITS

Exhibit No.

Description

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTTA CORP.

Dated:  May 19, 2009

By: /s/ Robert Gosine

Robet Gosine
President, Principal Executive and Financial Officer