Form 10-Q/A
period 2009-03-31
CYTTA CORP.
filed 2009-05-29
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(702) 490-3272
(Registrant’s telephone number, including area code)

16857 E. Saguaro Blvd., Fountain Hills, Arizona, 85268
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes o  No x

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

As of May 8, 2009, there were 80,331,500 shares of the issuer’s common stock, par value $0.001, outstanding.

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
authorized 80,326,500 and 24,200,000 shares outstanding at
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

CYTTA CORP & SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
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

CYTTA CORP AND SUBSIDIARIES

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

On December 5, 2008 CC consummated an Agreement of Share Exchange and Plan of Reorganization (The Agreement) with OI. Pursuant to the Agreement CC agreed to issue an aggregate of 56,000,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock shares or OI.

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

No significant realized exchange gains or losses were recorded from inception May 30, 2006 to March 31, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  The determination of ineffective internal control is based upon the lack of separation of duties.  Management has worked with its auditors, Moore and Associates, Charted, to correct these deficiencies in this Form 10-Q, in order to ensure that material information about out business and operations is recorded, processed, summarized and publicly reported within the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 131,500 shares for services.  The shares were issued based on an exemption pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder.

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