Form 10-Q
period 2009-06-30
CYTTA CORP.
filed 2009-08-19
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-139699

CYTTA CORP.
(Exact name of Registrant as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

905 Ventura Way, Mill Valley, CA 94941
(Address of principal executive offices)

(415) 860-5192
(Registrant’s telephone number, including area code)

Suite 640, 602 – 12th Avenue S.W., Calgary, AB Canada T2R 1J3
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes o  No x

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

As of August 13, 2009, there were 661,400,000 shares of the issuer’s common stock, par value $0.00001, outstanding.

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

CYTTA CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Cytta Corp.

(A Development Stage Company)

Balance Sheets

ASSETS
	As of	As of
	June 30,	September 30,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$136	$34,536

NON-CURRENT ASSETS
Intangible assets, net	119,605	-

TOTAL ASSETS	$119,741	$34,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,140	$9,165
Due to related party (Note 5)	6,770	-

TOTAL LIABILITIES	15,910	9,165

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
1,900,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
605,400,000 (484,000,000 - Sept. 30) common shares	6,054	4,840
Additional paid-in capital	409,386	81,160
56,000,000 common shares pending cancellation	560	-
Deficit accumulated during the development stage	(312,169)	(60,629)
Total Stockholders' Equity	103,831	25,371

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,741	$34,536

-The accompanying notes are an integral part of these financial statements

Cytta Corp.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(May 30, 2006) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES (RECOVERY)
Professional fees	9,836	3,040	29,058	8,295	69,777
General and administrative (recovery)	(164,056)	5,567	222,482	19,327	242,392
Total Operating Expenses (Recovery)	(154,220)	8,607	251,540	27,622	312,169

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net Income (Loss)	$154,220	$(8,607)	$(251,540)	$(27,622)	$(312,169)

PER SHARE DATA:

Basic and diluted loss per
common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	962,342,333	484,000,000	1,108,037,463	484,000,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(May 30, 2006) to
	Nine Months Ended June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(251,540)	$(27,622)	$(312,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	395		395
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	818	-
Increase (decrease) in accounts payable and accrued liabilities	(25)	(1,499)	9,140
Net Cash Used in Operating Activities	(251,170)	(28,303)	(302,634)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Issuance of capital stock	209,440	-	295,440
Capital stock pending cancellation	560	-	560
Advances from a related party	6,770	-	6,770
Net Cash Provided by Financing Activities	216,770	-	302,770

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,400)	(28,303)	136

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,536	63,009	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136	$34,706	$136

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Common stock issued for licensing agreement	$120,000	$-	$120,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada.  It is located in Vancouver, British Columbia, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is a development stage company that intends to manufacture, distribute and market various telephony based internet access and computing products and services. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $136 and $34,536 in cash and cash equivalents at June 30, 2009 and September 30, 2008, respectively.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company presently operates only in the United States.

Intangible assets

Intangible assets are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the term of the licence, which is10 years. The depreciation expense was $395 for the period ended June 30, 2009.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to June 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to June 30, 2009.

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

June 30, 2009

(Unaudited)

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

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

June 30, 2009

(Unaudited)

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

June 30, 2009

(Unaudited)

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

NOTE 3 -   CAPITAL STOCK

Authorized Stock

At inception, the Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective July 1, 2009, the Company increased the number of authorized common shares to 2,000,000,000 shares, of which 1,900,000,000 shares are designated as common stock par value $0.00001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

Share Issuance

On June 19, 2009, the Company effected a 20 for 1 forward split of its common stock, under which each stockholder of record on July 10, 2009, received 20 new shares of the Corporation’s $0.00001 par value stock for every one share outstanding.

Since its inception, the Company has issued oustanding shares of its common stock as follows, retroactively adjusted to give effect to the 20 for 1 forward split:

Price Per

Date

Description

Shares

Share

  Amount

06/30/06

Stock issued for cash

80,000,000

$ 0.0000625

 $    5,000

09/29/06

Stock issued for cash

160,000,000

   0.000125

     20,000

07/11/07

Stock issued for cash

244,000,000

   0.00025

     61,000

01/15/09

Stock issued for services

1,400,000

   0.15

   210,000

06/18/08

Stock issued for license

120,000,000

   0.001

   120,000

06/30/09

Cumulative Totals

605,400,000

 $416,000

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

NOTE 3 -   CAPITAL STOCK (continued)

In addition to the above shares, 56,000,000 (2,800,000 pre-split) shares are pending cancellation.  These shares were issued and subsequently cancelled when the merger with Ophthalmic International, Inc. was cancelled. However, the physical certificate was lost and thus it is being disclosed separately, the shares were sold at par of $560 and have an offsetting reduction on additional paid in capital of $560.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through June 30, 2009 of approximately $312,169 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $109,000 were offset by the valuation allowance that increased by approximately $88,000 and $12,100 during the nine-month period ended June 30, 2009 and year ended September 30, 2008, respectively.

NOTE 5 -

DUE TO RELATED PARTY

As of June 30, 2009 and September 31, 2008, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $6,770 and $nil, respectively.  The Company plans to

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

NOTE 6 -

INTANGIBLE ASSETS, NET

June 30, 2009
Licensing agreement	$ 120,000

Accumulated depreciation and amortization	(395)

Net intangible assets	$ 119,605

NOTE 7 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2009, the Company has a loss from operations of $251,540, an accumulated deficit of $312,169, and working capital deficiency of $15,774 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

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

On May 13, 2009 we reached an agreement with OI to reverse this transaction, refer to Item 5 in this report for more detail. Cytta has agreed to return their shares in OI, in exchange for cancelling the 56,000,000 shares that were transferred to the shareholders of OI. Following the discontinuation of our merger with OI, we have determined to look at other ventures of merit to enhance stockholder value.  On June 18th, 2009, the Company entered into a Licensing

Agreement with Lifespan, Inc.  Lifespan had acquired the exclusive license, for a period of ten years unless earlier terminated under the Agreement, to manufacture, distribute and market various technologies based internet access and computing products and services.  Under the terms of the Agreement, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these products and services in the United States.   In exchange for the license, Lifespan has received 120,000,000 (6,000,000 pre-split) shares of the Company’s common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of the products and services.

Results of Operations

We conducted no material operations during the quarter ended June 30, 2009, and do not have any present operations. During the quarter ended June 30, 2009, we generated no revenues.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2008, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved minimal operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of June 30, 2009, and September 30, 2008, we had cash of $136 and $34,536, current assets of $136 and $34,536 and current liabilities of $15,910 and $9,165, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

After our merger with OI in December 2008, our intentions were to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.  We conducted minimal operations in this line of business and on May 8, 2009, we decided to discontinue operations in this area and to rescind our merger with OI.  On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc.  Lifespan had acquired the exclusive license, for a period of ten years unless earlier terminated under the Agreement, to manufacture, distribute and market various technologies based internet access and computing products and services.  Under the terms of the Agreement, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these products and services in the United States.   In exchange for the license, Lifespan has received 120,000,000 (6,000,000 pre-split) shares of the Company’s common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of the products and services.

We have minimal operating costs and expenses at the present time due to our limited business activities. However we anticipate significantly increasing our activities as a result of the license acquisition.  Accordingly, we will be required to raise significant capital over the next twelve months, in connection with our license transactions.  We do not currently engage in any product research and development however the Company’s license may cause us to engage in research and development in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment although we may have to acquire some equipment related to the license transaction.  We also have no immediate plans to add employees although we may do so in the future as a result of the License acquisition.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  The determination of ineffective internal control is based upon the lack of separation of duties.  Management has worked with its auditors, Moore and Associates, Charted, to correct these deficiencies in this Form 10-Q, in order to ensure that material information about out business and operations is recorded, processed, summarized and publicly reported with the time periods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 6,000,000 pre-split shares for a licensing agreement.  The shares were issued based on an exemption pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As more fully discussed in our Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, on June 19, 2009, our stockholders and Board of Directors approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on July 1, 2009, to effect an increase in the number of our authorized capital shares to 2,000,000,000 shares, of which 1,900,000,000 shares are designated as common stock, par value $0.00001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share.

ITEM 5.

OTHER INFORMATION

On June 19, 2009, our Board of Directors approved a twenty-for-one (20:1) forward split of our Common Stock. The forward split was legally effective as of the close of business on July 10, 2009 and following NASDAQ approval, the market effective date for the forward stock split was August 11, 2009. As a result of the forward stock split, every one share of our old Common Stock was converted into twenty shares of our new Common Stock.

NASDAQ issued a new symbol under which our Common Stock will trade. That symbol is “CYCA.”  A new CUSIP number has been issued for our new Common Stock (“12673W308”) to distinguish stock certificates issued after the effective date of the forward stock split.

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

CYTTA CORP.

Dated:  August 19, 2009

By: /s/ Stephen Spalding

Stephen Spalding
President, Principal Executive and Financial Officer