Form 10-K
period 2009-09-30
CYTTA CORP.
filed 2010-01-13
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number

333-139699

   CYTTA CORP.

 (Exact name of small business issuer as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 Ventura Way, Mill Valley, CA	94941
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (415) 860-5192

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes

[X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [X]     No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

As of January 8, 2010, there were 605,400,000 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 605,400,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $242,160 on January 8, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Table of Contents

Cautionary statements regarding forward-looking information

3

PART I

3

ITEM 1.  BUSINESS.

3

ITEM 1A.  RISK FACTORS

5

ITEM 1B.  UNRESOLVED STAFF COMMENTS

5

ITEM 2.  PROPERTIES

5

ITEM 3.  LEGAL PROCEEDINGS

5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

6

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  6

ITEM 6.  SELECTED FINANCIAL DATA

7

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

8

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  9

ITEM 9AT.  CONTROLS AND PROCEDURES

9

ITEM 9B.  OTHER INFORMATION

10

PART III

10

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

10

ITEM 11.  EXECUTIVE COMPENSATION.

11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.  12

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  13

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

14

PART IV

14

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

14

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Cytta,” “we,” “us” or “our” are to Cytta Corp.

PART I

ITEM 1.  BUSINESS.

Business Development

Cytta Corp. was incorporated in the State of Nevada on May 30, 2006, and our fiscal year-end is September 30th. The company's administrative offices are located at 905 Ventura Way, Mill Valley, CA 94991, and the telephone number is (415) 860-5192.

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

Business of  Issuer

Cytta was formed to be a web based service provider in which general contractors in local areas can market their services and users of their services can search for contractors in their area and post remarks regarding timeliness, quality, and any other positive or negative feedback regarding their experience or quality of craftsmanship with that particular contractor.

We decided in December 2008 to redirect our business focus and we merged with Ophthalmic International, Inc. (“OI), a Nevada corporation.  We entered into an Agreement of Share Exchange and Plan of Reorganization and consummated a share exchange (the “Share Exchange”) with OI.  The closing of the transaction took place on December 9, 2008, and resulted in the acquisition of OI.  Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of OI from the five OI shareholders for an aggregate of 56,000,000 shares, or 69.8% of the Company’s common stock.  As a result of the Share Exchange Agreement, the OI shareholders transferred all their interest in OI to the Company and, as a result, OI became our wholly owned subsidiary.  As a further condition of the Share Exchange Agreement, the current officers and directors of the Company resigned and G. Richard Smith was appointed the sole officer and director of the Company.  On May 8,

2009, Cytta entered into an agreement (the “Agreement”), dated May 8, 2009, with OI, its wholly-owned subsidiary, pursuant to which we reversed the transaction of December 9, 2008, in which we acquired OI in exchange for 56,000,000 shares of Registrant’s restricted common stock being issued to the shareholders of OI.  At the closing of the Agreement, on May 13, 2009, the shareholders of the 56,000,000 shares of Registrant’s common stock returned those shares to us in exchange for us delivering to them their pro-rata shares of outstanding OI common stock.  At the close of the Agreement, G. Richard Smith, resigned from all of his positions after appointing Mr. Robert Gosine as the sole Director and Principal Executive Officer.  Mr. Gosine had been a Director and Principal Executive Officer of the Registrant prior to December 9, 2008.  These transactions are more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008, May 12, 2009, and May 20, 2009, respectively.

On June 9, 2009, Mr Gosine resigned from all of his positions after appointing Mr. Stephen Spalding as the sole Director and Principal Executive Officer.  On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc.  Through a series of transactions and business developments commencing in 2002 Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology based internet access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote non-diagnostic monitoring of home based and remote patients.  Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States.  The Company plans to utilize the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue.  In exchange for the license, Lifespan has received 120,000,000 (6,000,000 pre-split) shares of the Company’s common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of the products and services.

Charter Amendment to Increase Authorized Capital

On June 19, 2009, our stockholders and our Board of Directors (the “Board”) approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on July 1, 2009, to effect an increase in the number of our authorized capital shares to 2,000,000,000 shares, of which 1,900,000,000 shares are designated as common stock, par value $0.00001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share. We may issue the shares of Preferred Stock from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board or any committee thereof established by resolution of the Board pursuant to our Bylaws.  Prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof, all in accordance with the laws of the State of Nevada.

The Amendment was approved by the holders of 55.3% of the issued and outstanding shares of our voting capital stock.

Forward Stock Splits

By written consent dated June 19, 2009, our Board approved a twenty-for-one (20:1) forward split of our Common Stock (the “Forward Split”). The Forward Split was legally effective as of the close of business on July 10, 2009, and following FINRA approval, the market effective date for the Forward Split was August 11, 2009.  As a result of the forward split, every one share of our old Common Stock was converted into 20 shares of our new Common Stock.   FINRA issued a new symbol (“CYCA”) under which our Common Stock trades.

By written consent dated November 18, 2008, our Board approved a four-for-one (4:1) forward split of our Common Stock.  As a result of the forward split, every one share of our old Common Stock was converted into 4 shares of our new Common Stock.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business with the exception of the license from Lifespan Inc. described above.

Research and Development

During the fiscal years ended September 30, 2009 and 2008, we made no expenditures on research and development.

Employees

As of January 4, 2010, our only employee is our sole executive officer.

Reports to Security Holders

The Company is not required to provide annual reports to security holders.

We are subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and we file reports including, but not limited to, Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements on Schedule 14.

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

ITEM 1A.  RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Cytta's principal place of business and corporate offices are located at 905 Ventura Way, Mill Valley, CA 94941 and the telephone number is (415) 860-5192. The office is the principle business of Stephen Spalding and the Company does not pay any rent. We have no intention of finding another office space to rent during the development stage of the company.

Cytta does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities

ITEM 3.  LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since September 10, 2007, our Common Stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “CYTA”.  Our current symbol changed to “CYCA” in connection with our most recent forward stock split.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the NASDAQ Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

August 11 through September 30, 2009*	$0.0012	$0.001
July 1 through August 11, 2009	$0.079	$0.02
June 30, 2009	$0.03	$0.02
March 31, 2009	$2.20	$2.20
December 4 through December 31, 2008**	$3.05	$3.05
October 1 through December 4, 2008	$0.25	$0.25

September 30, 2008	$0.25	$0.25
June 30, 2008	$0.25	$0.25
March 31, 2008	$0.25	$0.25
December 31, 2007	$0.25	$0.25

__________________

* After a 20 for 1 forward stock split.

** After a 4 for 1 forward stock split.

Holders

Of the 605,400,000 shares of common stock outstanding as of January 4, 2010 held by 100 shareholders of record,  0 shares are owned by our officers and directors.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2

 our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividend in the foreseeable future.

Recent Sales of Unregistered Securities

On June 18, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. In exchange for the license, Lifespan received 120,000,000 shares of our common stock, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance under any such plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $233,374 in expenses through September 30, 2009.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2009 and 2008, respectively.

Balance Sheet Data

September 30, 2009

September 30, 2008

Cash and cash equivalents

$

136

$

34,536

Total assets

$

136

$

34,536

Total liabilities

$

27,440

$

9,165

Shareholders’ equity (deficit)

$

(27,304)

$

25,371

Our cash in the bank at September 30, 2009 was $136.  Net cash provided by financing activities since inception (May 30, 2006) through September 30, 2009 was $95,388, being $86,000 raised from the sale of our common stock and $9,388 from loans from a shareholder.

Plan of Operation

After our merger with Ophthalmic International, Inc.  (“OI”) in December 2008, our intentions were to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.  We conducted minimal operations in this line of business and on May 8, 2009, we decided to discontinue operations in this area and to rescind our merger with OI.  On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc.  Through a series of transactions and business developments commencing in 2002, Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology-based internet access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote non-diagnostic monitoring of home based and remote patients.  Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States.  The Company plans to utilize the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue.   In exchange for the license, Lifespan has received 120,000,000 (6,000,000 pre-split) shares of the Company’s common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of the products and services.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2009 was $136.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from a shareholder of the company to pay general operating costs.  As of September 30, 2009, we owed him $9,388.  The loan does not incur interest or have any repayment terms.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to develop our operations. This financing may take the form of additional sales of our equity or debt securities to, or loans from, stockholders, or from our sole officer and director.  There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

Going Concern

Our auditors have included an explanatory paragraph in their report on our financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 11, 2009, the Board of Directors appointed Seale & Beers, CPAs (“Seal & Beers”) as Cytta Corp.’s independent auditors for the 2009 fiscal year, replacing Moore & Associates, Chartered (“Moore”).

On August 11, 2009, the Company received notice from Moore announcing their resignation as the Company’s independent auditor effective August 11, 2009.  Furthermore, the Company has been advised that the PCAOB revoked the registration of Moore on August 27, 2009, because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

For the years ended September 30, 2008 and 2007, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Moore’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended September 30, 2008 and 2007, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9AT.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Stephen Spalding, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2009; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.

We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.

We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of January 4, 2010 with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

N Name	Positions Held	Age	Date of Election or Appointment as Director
Stephen Spalding	President, Chief Executive Officer, Chief Financial Officer Treasurer, Secretary and Director	60	June 9, 2009

The following is a brief account of the business experience during the past five years or more of our director and executive officer.

Stephen Spalding

Mr. Spalding is formerly a consultant with Grant Thorton.  Mr. Spalding is also formerly CEO, Vigilant Privacy Corporation, a private Nevada corporation, from 2003 to 2008 where he procured the firm’s angel round of financing and lead the organization while the company’s product was transformed from a desktop product to an enterprise security solution.  Prior to that, he was a Partner, Deloitte & Touche LLP, from 1997 - 2003, responsible for their IDI Practice (Implementation, Development and Integration) Division.  He was formerly a partner at KPMG Peat Marwick LLP from 1995 – 1997, involved in Strategic Services, Enabling Technology Practice. Mr. Spalding is currently Assistant Professor, San Francisco State University, Business Systems Management and Control, Course Number 507 (Senior/Graduate Level), present. He has an MBA, in Quantitative Analysis, University of Arizona, 1974.  He also has a B.S., Finance and Management, Eastern Illinois University, 1973, a B.S., Physics (solid state), Eastern Illinois University, 1969 and a B.S., Mathematics, Eastern Illinois University, 1969.

Board of Directors

Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date, due in part to the fact that we presently have only one director.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly, we do not have a nominating committee or a committee performing similar functions.  Our sole director, Stephen Spalding, serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached as Exhibit 14.1, to our 10-KSB filed on December 27, 2007 with the Securities and Exchange Commission.  We will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to us at, 905 Ventura Way, Mill Valley, CA 94941.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended September 30, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2009 that received annual compensation during the fiscal year ended September 30, 2009 in excess of $100,000.

EXECUTIVE OFFICER COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Non-Qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Stehpen Spalding(1), President, CEO and CFO	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Robert Gosine(2), President, CEO and CFO	2009 2008	10,000 0	0 0	0 0	0 0	0 0	0 0	0 0	10,000 0
Richard Smith (3), CEO and CFO	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Mr. Spalding was appointed as our President and Chief Executive Officer effective as of June 9, 2009.

(2)

Mr. Gosine was our President and Chief Executive Officer from May 8, 2009 to June 9, 2009.  He also previously served as our President and Chief Executive officer from September 9, 2008 to December 9, 2008.

(3)

Mr. Smith was our President and Chief Executive Officer from December 9, 2008 to May 8, 2009.

We have no employment agreement with our sole officer.  We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

During the fiscal years ended September 30, 2009 and 2008, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 4, 2010 by

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•

each of our directors,

•

each of our executive officers, and

•

all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Stephen Spalding 905 Ventura Way Mill Valley, CA 94941	Common Stock	- 0 -	0.0%

All executive officers and sole director as a group (1)	Common Stock	- 0 -	0.0%
Lifespan, Inc.	Common Stock	120,000,000	19.8%
6490 W. Desert Inn Rd. Las Vegas, NV 89146
Lando Technologies, Inc.	Common Stock	96,000,000	15.9%
123 – 4594 River Glen Drive Las Vegas, NV 89103
Lincoln Financial Group, Inc.	Common Stock	40,000,000	6.6%
Akara Buildings, 24 De Castro St. Wickhams Cay 1 Road Town, Tortola, BVI
___________

(1)

Percentage based upon 605,400,000 shares of common stock outstanding as of January 4, 2010.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of September 30, 2009, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $9,388.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008
Audit fees (1)	$ 12,500	$6,875
Audit-related fees (2)	$ 0	$ 0
Tax fees (3)	$ 0	$ 500
All other fees (4)	$ 0	$ 0
Total fees	$ 12,500	$7,375

(1)

Audit fees consists of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following Exhibits are being filed with this report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on May 30, 2006 (1)
3.2	3.1	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on July 1, 2009 (2)
3.2	3.2	By-Laws of Registrant (1)
14.1	14.1	Code of Ethics (2)
21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)

Filed with the Securities and Exchange Commission on December 28, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-139699), which exhibit is incorporated herein by reference.

(2)

Filed with the SEC on July 6, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K (SEC File No. 333-139699), which exhibit is incorporated herein by reference.

(3)

Filed with the Securities and Exchange Commission on December 27, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB (file no. 333-139699), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTTA CORP.

Dated:  January 12, 2010

By:

/s/ Stephen Spalding

Stephen Spalding, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen Spalding Stephen Spalding	Director	January 12, 2010

PART IV – FINANCIAL INFORMATION

ITEM 15.

FINANCIAL STATEMENTS

CYTTA CORP.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

Page

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of September 30, 2009 and 2008

F-3

Statements of Operations for the years ended September 30, 2009 and 2008 and for the Period from May 30, 2006 (inception) through September 30, 2009  F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the period from May 30, 2006 (inception) to September 30, 2009  F-5

Statements of Cash Flows for the years ended September 30, 2009 and 2008 and for the Period from May 30, 2006 (inception) through September 30, 2009  F-6

Notes to Financial Statements

F-7

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cytta Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Cytta Corp. (A Development Stage Company) as of September 30, 2009 and September 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009 and September 30, 2008 and since inception on May 30, 2006 through September 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. (A Development Stage Company) as of September 30, 2009 and September 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009 and September 30, 2008 and since inception on May 30, 2006 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has had a loss from operations of $172,745, an accumulated deficit of $233,374, working capital deficiency of $27,304 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 11, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Cytta Corp.

(A Development Stage Company)

Balance Sheets

As of September 30,

ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$136	$34,536

NON-CURRENT ASSETS
Intangible assets, net (Note 6)	-	-

TOTAL ASSETS	$136	$34,536

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,052	$9,165
Due to related party (Note 5)	9,388	-

TOTAL LIABILITIES	27,440	9,165

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
1,900,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
605,400,000 (484,000,000 - 2008) common shares	6,054	4,840
Additional paid-in capital	199,456	81,160
56,000,000 common shares pending cancellation	560	-
Deficit accumulated during the development stage	(233,374)	(60,629)
Total Stockholders' Equity (Deficit)	(27,304)	25,371

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$136	$34,536

-The accompanying notes are an integral part of these financial statements

Cytta Corp.

(A Development Stage Company)

Statements of Operations

			Cumulative from
			Inception
			(May 30, 2006) to
	Year Ended September 30,		September 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	40,449	14,160	79,489
General and administrative	15,715	20,122	37,304
Impairment of licensing agreement	116,581	-	116,581
Total Operating Expenses	172,745	34,282	233,374

Other Income (Expense)	-	-	-

Provision for Income Taxes (Note 4)	-	-	-

Net Income (Loss)	$(172,745)	$(34,282)	$(233,374)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	519,132,418	484,000,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period of May 30, 2006 (Inception) to September 30, 2009

					Deficit
					Accumulated
				Additional	During the
	Common Stock			Paid-in	Development
	Shares	Amount	Segregated	Capital	Stage	Total
Inception - May 30, 2006	-	$-	$-	$-	$-	$-
Common shares issued to a founder at
$0.0000625 cash per share, June 30, 2006	80,000,000	800	-	4,200	-	5,000
Common shares issued to founders at
$0.000125 cash per share, September 30, 2006	160,000,000	1,600	-	18,400	-	20,000
Loss for the period	-	-	-	-	(3,032)	(3,032)
Balance - September 30, 2006	240,000,000	2,400	-	22,600	(3,032)	21,968

Common shares issued for cash at
$0.00025 per share, July 11, 2007	244,000,000	2,440	-	58,560	-	61,000
Loss for the year	-	-	-	-	(23,315)	(23,315)
Balance - September 30, 2007	484,000,000	4,840	-	81,160	(26,347)	59,653

Loss for the year	-	-	-	-	(34,282)	(34,282)
Balance – September 30, 2008	484,000,000	4,840	-	81,160	(60,629)	25,371

Common shares issued for consulting services at
$0.00005 per share, January 15, 2009	400,000	4	-	16	-	20
Common shares issued for consulting services at
$0.00005 per share, March 09, 2009	1,000,000	10		40		50
56,000,000 common shares segregated pending
cancellation, May 8, 2009	56,000,000	-	560	(560)	-	-
Common shares issued for licensing agreement
at $0.001 per share, June 18, 2009	120,000,000	1,200	-	118,800	-	120,000
Loss for the year	-	-	-	-	(172,745)	(172,745)
Balance – September 30, 2009	661,400,000	$6,054	$560	$199,456	$(233,374)	$(27,304)

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception
			(May 30, 2006) to
	Year Ended September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(172,745)	$(34,282)	$(233,374)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	3,419	-	3,419
Impairment of licensing agreement	116,581	-	116,581
Issuance of common stock for consulting services	70	-	70
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	818	-
Increase in accounts payable and accrued liabilities	8,887	4,991	18,052
Net Cash Used in Operating Activities	(43,788)	(28,473)	(95,252)

FINANCING ACTIVITIES
Issuance of capital stock	-	-	86,000
Advances from a related party	9,388	-	9,388
Net Cash Provided by Financing Activities	9,388	-	95,388

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,400)	(28,473)	136

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,536	63,009	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136	$34,536	$136

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Common stock issued for licensing agreement	$120,000,000	$-	$120,000,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009 and 2008

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada.  It is located in Mill Valley, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

On December 5, 2008, we consummated an Agreement of Share Exchange and Plan of Reorganization (The Agreement) with Ophthalmic International, Inc. (“OI”). Pursuant to the Agreement we agreed to issue an aggregate of 56,000,000 shares of its restricted common stock to all of the shareholders of OI in exchange for all the issued and outstanding common stock shares of OI.  Operations after the merger were based in Fountain Hills, Arizona where The Company intended to manufacture and market a patented Vacuum Fixation Device and patented suction rings to major medical supply companies and health care providers throughout the world.

On May 8, 2009, Cytta Corp. entered into an agreement with Ophthalmic International, Inc., its wholly-owned subsidiary, pursuant to which we reversed the transaction of December 9, 2008, in which Registrant acquired OI in exchange for 56,000,000 shares of Registrant’s restricted common stock being issued to the shareholders of OI.  At the closing of the Agreement, the shareholders of the 56,000,000 shares of Registrant’s common stock returned those shares to us in exchange for Cytta delivering to them their pro-rata shares of outstanding OI common stock.

Currently, the Company is a development stage company that intends to manufacture, distribute and market various telephony based internet access and computing products and services. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10-05 “Development Stage Entity.”

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $136 and $34,536 in cash and cash equivalents at September 30, 2009 and 2008, respectively.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Start-Up Costs

In accordance with ASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Intangible assets

Intangible assets are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the term of the licence, which is10 years. The depreciation expense was $3,419 and $0 for the year ended September 30, 2009 and 2008, respectively.

Risks and Uncertainties

The Company operates in the technology industry which is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a technology business, including the potential risk of business failure.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited

Earnings (Loss) Per Share of Common Stock

The Company has adopted ASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Comprehensive Income (Loss)

ASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to September 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to September 30, 2009.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB

Statement No. 162 were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Share Issuance

On November 18, 2008, the Company effected a 4 for 1 forward split, of its common stock, under which each stockholder of record, received 4 new shares of the Corporation’s stock for every one share outstanding.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009 and 2008

NOTE 3 -   CAPITAL STOCK (continued)

On June 19, 2009, the Company effected a 20 for 1 forward split, of its common stock, under which each stockholder of record on July 10, 2009, received 20 new shares of the Corporation’s stock for every one share outstanding.

Since its inception, the Company has issued outstanding shares of its common stock as follows, retroactively adjusted to give effect to the cumulative 80 for 1 forward splits:

Price Per

Date

Description

Shares

Share

  Amount

06/30/06

Stock issued for cash

80,000,000

$ 0.0000625

 $    5,000

09/29/06

Stock issued for cash

160,000,000

   0.000125

     20,000

07/11/07

Stock issued for cash

244,000,000

   0.00025

     61,000

01/15/09

Stock issued for services

400,000

   0.00005

            20

03/09/09

Stock issued for services

1,000,000

   0.00005

            50

06/18/09

Stock issued for license

120,000,000

   0.001

   120,000

09/30/09     Cumulative Totals

605,400,000

              $206,070

In addition to the above shares, 56,000,000 shares are pending cancellation.  These shares were issued and subsequently cancelled when the merger with Ophthalmic International, Inc. was rescinded. However, the physical certificate was lost and thus it is being disclosed separately in our share capital.  The shares have legally been cancelled, but are still outstanding until the physical certificate can be surrendered to our transfer agent.  Management has placed a stop with our transfer agent and will not permit these shares to be negotiated or reissued.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through September 30, 2009 of approximately $233,374 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $80,500 were offset by the valuation allowance that increased by approximately $59,500 and $12,100 during the year ended September 30, 2009 and 2008, respectively.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009 and 2008

NOTE 4 -

PROVISION FOR INCOME TAXES (continued)

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 and 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 5 -

DUE TO RELATED PARTY

As of September 30, 2009 and 2008, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $9,388 and $0, respectively.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

NOTE 6 -     INTANGIBLE ASSETS, NET

September 30, 2009

Licensing agreement	$120,000
Accumulated depreciation and amortization	(3,419)
Impairment of license	(116,581)
Net intangible assets	$-

The Company originally valued the licensing agreement at the market value of the stock issued on June 18, 2009.  On September 30, 2009, management did an impairment test and determined the value to be $0, as the Company has no contracts generating revenue at this time.  The Company intends to continue working with the license and continue pursuing financing to proceed more aggressively in the future.

NOTE 7 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2009, the Company has a loss from operations of $172,745, an accumulated deficit of $233,374, and working capital deficiency of $27,304, and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

Cytta Corp.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009 and 2008

NOTE 7 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS (continued)

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 8, 2010 and determined there are no items to disclose.