Form 10-Q
period 2009-12-31
CYTTA CORP.
filed 2010-02-16
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-139669

CYTTA CORP.
(Exact name of Registrant as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

905 Ventura Way, Mill Valley, CA 94941
(Address of principal executive offices)

(415) 860-5192
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o  No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No x

As of February 10, 2010, there were 605,400,000 shares of the issuer’s common stock, par value $0.00001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2009 Form 10-K filed with the SEC on January 13, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CYTTA CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Unaudited)

Page

Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009

4

Interim Statements of Operations for the three months ended December 31, 2009 and 2008 (unaudited) and for the Period from May 30, 2006 (inception) through December 31, 2009 (unaudited)  5

Interim Statements of Cash Flows for the three months ended December 31, 2009 and 2008 (unaudited) and for the Period from May 30, 2006 (inception) through December 31, 2009 (unaudited)  6

Notes to Interim Financial Statements (unaudited)

7

Cytta Corp.

(A Development Stage Company)

Balance Sheets

ASSETS

	As of	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$136	$136

TOTAL ASSETS	$136	$136

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,489	$18,052
Due to related party (Note 5)	21,414	9,388

TOTAL LIABILITIES	30,903	27,440

STOCKHOLDERS' DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
1,900,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
605,400,000 common shares	6,054	6,054
Additional paid-in capital	199,456	199,456
56,000,000 common shares pending cancellation	560	560
Deficit accumulated during the development stage	(236,837)	(233,374)
Total Stockholders' Deficit	(30,767)	(27,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$136	$136

-The accompanying notes are an integral part of these financial statements

Cytta Corp.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

			Cumulative from
			Inception
			(May 30, 2006) to
	Three Months Ended December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,295	13,942	84,564
General and administrative	168	11,368	35,692
Impairment of licensing agreement	-	-	116,581
Total Operating Expenses	3,463	25,310	236,837

Other Income (Expense)	-	-	-

Provision for Income Taxes (Note 4)	-	-	-

Net Loss	$(3,463)	$(25,310)	$(236,837)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	605,400,000	484,000,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(May 30, 2006) to
	Three Months Ended December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(3,463)	$(25,310)	$(236,837)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	-	-	3,419
Impairment of licensing agreement	-	-	116,581
Issuance of common stock for consulting services	-	-	70
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(8,563)	(6,158)	9,489
Net Cash Used in Operating Activities	(12,026)	(31,468)	(107,278)

FINANCING ACTIVITIES
Issuance of capital stock	-	-	86,000
Advances from a related party	12,026	-	21,414
Net Cash Provided by Financing Activities	12,026	-	107,414

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(31,468)	136

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136	34,536	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136	$3,068	$136

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Common stock issued for licensing agreement	$-	$-	$120,000

-The accompanying notes are an integral part of these financial statements -

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $136 in cash and cash equivalents at December 31, 2009 and September 30, 2009.

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

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income (Loss)

ASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 30, 2006) to December 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to December 31, 2009.

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

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

(Unaudited)

Recent Accounting Pronouncements (continued)

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

12/31/09     Cumulative Totals

605,400,000

              $206,070

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

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

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through December 31, 2009 of approximately $236,837 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $81,500 were offset by the valuation allowance that increased by approximately $1,000 and $8,500 during the three months ended December 31, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 and 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 5 -

DUE TO RELATED PARTY

As of December 31, 2009 and September 30, 2009, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $21,414 and $9,388, respectively.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

Cytta Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

(Unaudited)

NOTE 6 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2009, the Company has a loss from operations of $3,463, an accumulated deficit of $236,837, and working capital deficiency of $30,767, and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

NOTE 7 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 10, 2010 and determined there are no items to disclose.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2009.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $236,837 in expenses through September 30, 2009.

The following table provides selected financial data about our company as of December 31, 2009 and September 30, 2009, respectively.

Balance Sheet Data

December 31, 2009

September 30, 2009

Cash and cash equivalents

$

136

$

136

Total assets

$

136

$

136

Total liabilities

$

30,903

$

27,440

Shareholders’ equity (deficit)

$

(30,767)

$

(27,304)

Net cash provided by financing activities since inception (May 30, 2006) through December 31, 2009 was $107,414, being $86,000 raised from the sale of our common stock and $21,414 from loans from a shareholder.

Plan of Operation

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc.  Through a series of transactions and business developments commencing in 2002, Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology-based internet access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote non-diagnostic monitoring of home based and remote patients.  Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States.  The Company plans to utilize the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue.   In exchange for the license, Lifespan has received 120,000,000 shares of the Company’s common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of the products and services.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2009 was $136.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from a shareholder of the company to pay general operating costs.  As of December 31, 2009, we owed him $21,414.  The loan does not incur interest or have any repayment terms.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Stephen Spalding, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended December 31, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report:

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

CYTTA CORP.

Dated:  February 16, 2010

By:/s/ Stephen Spalding

Stephen Spalding
President, Principal Executive and Financial Officer