Form 10-K/A
period 2009-09-30
CYTTA CORP.
filed 2010-04-23
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For Fiscal Year Ended: September 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to ______________

                        Commission file number 333-139699

                                   CYTTA CORP.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              98-0505761
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   905 Ventura Way, Mill Valley, CA                                94941
(Address of principal executive offices)                         (Zip Code)

                 Registrant's telephone number: (415) 860-5192

           Securities registered under Section 12(b) of the Act: None

           Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Explanatory Note                                                             3

PART IV

Item 15. Exhibits                                                            4

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Cytta Corp. (the "Company") for the fiscal year ended September 30, 2009, originally filed with the Securities and Exchange Commission (the "SEC") on January 13, 2010 (the "Original Filing"). We are filing this Amendment for the purpose of providing the information required by the Certifications contained in EXHIBIT 31.1 / 31.2 of the exhibit list in Part IV to Form 10-K. Further, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBITS

The following Exhibits are being filed with this report on Form 10-K/A:

Exhibit          SEC Report
  No.         Reference Number                    Description
  ---         ----------------                    -----------

 3.1               3.1            Articles of Incorporation of Registrant as
                                  filed with the Nevada Secretary of State on May 30, 2006 (1)

 3.2               3.1            Amendment to the Articles of Incorporation of
                                  Registrant as filed with the Nevada Secretary of State on July 1, 2009 (2)

 3.2               3.2            By-Laws of Registrant (1)

14.1              14.1            Code of Ethics (3)

21                21              List of Subsidiaries (4)

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

----------
*    Filed herewith.

** This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1) Filed with the Securities and Exchange Commission on December 28, 2006 as an exhibit, numbered as indicated above, to the Registrant's registration statement on the Registrant's Registration Statement on Form SB-2 (file no. 333-139699), which exhibit is incorporated herein by reference.

(2) Filed with the SEC on July 6, 2009 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K (SEC File No. 333-139699), which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission on December 27, 2007 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-KSB (file no. 333-139699), which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission on January 13, 2010 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-K (file no. 333-139699), which exhibit is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CYTTA CORP.


Dated: April 22, 2010          By: /s/ Stephen Spalding
                                   ---------------------------------------------
                                   Stephen Spalding, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                          DATE
         ---------                      -----                          ----


/s/ Stephen Spalding
-----------------------------   Director, Chief Executive         April 22, 2010
Stephen Spalding                Officer and Chief Financial
                                Officer