Form 10-Q
period 2010-03-31
CYTTA CORP.
filed 2010-05-14
CIK 1383088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number: 333-139669


                                   CYTTA CORP.
             (Exact name of Registrant as specified in its charter)

           Nevada                                                 98-0505761
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                     905 Ventura Way, Mill Valley, CA 94941
                    (Address of principal executive offices)

                                 (415) 860-5192
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 13th, 2010, there were 1,014,616,666 shares of the issuer's common stock, par value $0.00001, outstanding.

                         PART I - FINANCIAL INFORMATION

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

                                   CYTTA CORP.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                      MARCH 31, 2010 and SEPTEMBER 30, 2009
                                   (Unaudited)

                                                                            Page
                                                                            ----

Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009       4

Interim  Statements of Operations for the three months and six months ended March 31, 2010 and 2009 (unaudited) and for the Period from
  May 30, 2006 (inception) through March 31, 2010 (unaudited)                5

Interim  Statements of Cash Flows for the six months ended March 31, 2010 and 2009 (unaudited) and for the Period from May 30, 2006 (inception)
  through March 31, 2010 (unaudited)                                         6

Notes to Interim Financial Statements (unaudited)                            7

                                   Cytta Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      As of               As of
                                                                     March 31,         September 30,
                                                                       2010                2009
                                                                     ---------           ---------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $      --           $     136
                                                                     ---------           ---------
OTHER ASSETS
  Prepaid fees and services                                            167,338                  --
                                                                     ---------           ---------
      Total Other Assets                                               167,338                  --
                                                                     ---------           ---------

TOTAL ASSETS                                                         $ 167,338           $     136
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $   7,517           $  18,052
  Due to related party (Note 5)                                             --               9,388
                                                                     ---------           ---------

TOTAL LIABILITIES                                                        7,517              27,440
                                                                     ---------           ---------
STOCKHOLDERS' DEFICIT
  Capital Stock (Note 3)
    Authorized:
      100,000,000 preferred shares, $0.001 par value
      1,900,000,000 common shares, $0.00001 par value
    Issued and outstanding shares:
      958,616,666 common shares                                          9,586               6,054
 Additional paid-in capital                                            407,854             199,456
 56,000,000 common shares pending cancellation                             560                 560
 Deficit accumulated during the development stage                     (258,179)           (233,374)
                                                                     ---------           ---------
      Total Stockholders' Deficit                                      159,821             (27,304)
                                                                     ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 167,338           $     136
                                                                     =========           =========


    The accompanying notes are an integral part of these financial statements

                                   Cytta Corp.
                          (A Development Stage Company)
                        Interim Statements of Operations
                                   (Unaudited)

                                                                                                           Cumulative from
                                                                                                              Inception
                                        Three Months Ended March 31,        Six Months Ended March 31,    (May 30, 2006) to
                                       -----------------------------      -----------------------------        March 31,
                                           2010             2009              2010             2009              2010
                                       ------------     ------------      ------------     ------------      ------------
REVENUES                               $         --     $         --      $         --     $         --      $         --

OPERATING EXPENSES
  Professional fees                           7,028           12,732            10,323           17,297            89,812
  Management fees                             7,662               --             7,662               --             7,662
  General and administrative                  6,505            2,561             6,673            2,935            43,977
  Impairment of licensing agreement              --               --                --               --           116,581
                                       ------------     ------------      ------------     ------------      ------------
TOTAL OPERATING EXPENSES                     21,195           15,293            24,658           20,232           258,032

OTHER INCOME (EXPENSE)                         (147)              --              (147)              --           (147.00)

PROVISION FOR INCOME TAXES (Note 4)              --               --                --               --                --
                                       ------------     ------------      ------------     ------------      ------------

NET (LOSS)                             $    (21,342)    $    (15,293)     $    (24,805)    $    (20,232)     $   (258,179)
                                       ============     ============      ============     ============      ============
PER SHARE DATA:
  Basic and diluted (loss) per
   common share                        $      (0.00)    $      (0.00)     $      (0.00)    $      (0.00)
                                       ------------     ------------      ------------     ------------
  Weighted average number of
   common shares outstanding            693,301,296       80,284,152       648,867,674       57,704,077
                                       ------------     ------------      ------------     ------------


    The accompanying notes are an integral part of these financial statements

                                   Cytta Corp.
                          (A Development Stage Company)
                        Interim Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Cumulative from
                                                                                                     Inception
                                                               Six Months Ended March 31,        (May 30, 2006) to
                                                             -----------------------------           March 31,
                                                               2010                2009                2010
                                                             ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ (24,805)          $ (20,232)          $(261,642)
  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
     Depreciation and amortization                                  --                  --               3,419
     Impairment of licensing agreement                              --                  --             116,581
     Issuance of common stock for services and expenses             --                  --                  70
     Expenses paid on Company's behalf by related party         16,092                  --              16,092
  Changes in Operating Assets and Liabilities:
     Accounts payable and accrued laibilities                   (4,085)            (14,168)              5,404
     Prepaid fees and services                                  12,662                  --                  --
                                                             ---------           ---------           ---------
          NET CASH FROM OPERATING ACTIVITIES                      (136)            (34,400)           (120,076)
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock                                         --                  --              86,000
  Advances from a related party                                     --                  --              21,414
                                                             ---------           ---------           ---------
          NET CASH FROM FINANCING ACTIVITIES                        --                  --             107,414
                                                             ---------           ---------           ---------

NET CHANGE IN CASH                                                (136)            (34,400)            (12,662)
                                                             ---------           ---------           ---------

CASH AT BEGINNING                                                  136              34,536                  --
                                                             ---------           ---------           ---------

CASH AT END                                                  $      --           $     136           $ (12,662)
                                                             =========           =========           =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for Interest                                     $      --           $      --           $      --
                                                             =========           =========           =========
  Cash paid for Income Taxes                                 $      --           $      --           $      --
                                                             =========           =========           =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for fees and services                  $ 180,000           $      --           $ 180,000
                                                             =========           =========           =========
  Common stock issued for debt                               $  31,930           $      --           $  31,930
                                                             =========           =========           =========
  Common stock issued for licensing agreement                $      --           $      --           $ 120,000
                                                             =========           =========           =========


   The accompanying notes are an intergral part of these financial statements

                                   Cytta Corp.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                      March 31, 2010 and September 30, 2009
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (the "Company") was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Mill Valley, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30. Currently, the Company is a development stage company that intends to manufacture, distribute and market various telephony based internet access and computing products and services. To date, the Company's activities have been limited to its formation and the raising of equity capital.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915-10-05 "Development Stage Entity".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $-0- and $136 in cash and cash equivalents at March 31, 2010 and September 30, 2009 respectively.

                                   Cytta Corp.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                      March 31, 2010 and September 30, 2009
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

START-UP COSTS

In accordance with ASC 720-15-20, "Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

RISKS AND UNCERTAINTIES

The Company operates in the technology industry which is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a technology business, including the potential risk of business failure.

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted ASC 260-10-20, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

COMPREHENSIVE INCOME (LOSS)

ASC Topic No. 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 30, 2006) to March 31, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 30, 2006) to March 31, 2010.

                                   Cytta Corp.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                      March 31, 2010 and September 30, 2009
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") No. 165 (ASC Topic 855), "Subsequent Events" , SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140" , SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB

Statement No. 162 were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 - CAPITAL STOCK

AUTHORIZED STOCK

At inception, the Company had authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective July 1, 2009, the Company increased the number of authorized shares to 2,000,000,000 shares, of which 1,900,000,000 shares are designated as common stock with a par value of $0.00001 per share, and 100,000,000 shares are designated as preferred stock with a par value of $0.001 per share.

                                   Cytta Corp.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                      March 31, 2010 and September 30, 2009
                                   (Unaudited)


NOTE 3 - CAPITAL STOCK (continued)

SHARE ISSUANCE

On November 18, 2008, the Company effected a 4 for 1 forward split, of its common stock, under which each stockholder of record, received 4 new shares of the Corporation's stock for every one share outstanding.

On June 19, 2009, the Company effected a 20 for 1 forward split, of its common stock, under which each stockholder of record on July 10, 2009, received 20 new shares of the Corporation's stock for every one share outstanding.

Since its inception, the Company has issued outstanding shares of its common stock as follows, retroactively adjusted to give effect to the cumulative 80 for 1 forward splits:

                                                                       Price Per
 Date             Description                        Shares              Share         Amount
 ----             -----------                        ------              -----         ------
06/30/06    Stock issued for cash                  80,000,000         $0.0000625      $  5,000
9/29/06     Stock issued for cash                 160,000,000          0.000125         20,000
07/11/07    Stock issued for cash                 244,000,000          0.00025          61,000
01/15/09    Stock issued for services                 400,000          0.00005              20
03/09/09    Stock issued for services               1,000,000          0.00005              50
06/18/09    Stock issued for license              120,000,000          0.001           120,000
03/01/10    Stock issued for future services      100,000,000          0.0006           60,000
03/12/10    Stock issued for future services      200,000,000          0.0006          120,000
03/12/10    Stock issued for debt                  53,216,666          0.0006           31,930
                                                 ------------                         --------
03/31/10    Cumulative Totals                     958,616,666                         $418,000
                                                 ============                         ========

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

                                   Cytta Corp.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                      March 31, 2010 and September 30, 2009
                                   (Unaudited)


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

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 30, 2006 (date of inception) through March 31, 2010 of approximately $258,179 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $90,400 were offset by the valuation allowance that increased by approximately $8,700 and $7,000 during the six months ended March 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010 and September 30, 2009. The Company's utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 5 - DUE TO RELATED PARTY

As of September 30, 2009, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $9,388. During the six months ended March 31, 2010 the Company became obligated to the related party in the amount of $25,480. The Company issued 42,466,666 shares of its $0.00001 par value common stock in full settlement of this obligation.

                                   Cytta Corp.
                          (A Development Stage Company)
                      Notes to Interim Financial Statements
                      March 31, 2010 and September 30, 2009
                                   (Unaudited)


NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2010, the Company has a loss from operations of $24,805, an accumulated deficit of $258,179, and working capital deficiency of $7,517, and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

NOTE 7 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of this report. There have been no reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K for the year ended September 30, 2009. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Cytta," "we," "us," or "our" are to Cytta Corp.

RESULTS OF OPERATIONS

We are a development stage corporation. We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $258,032 in expenses through March 31, 2010.

The following table provides selected financial data about our company as of March 31, 2010 and September 30th, 2009, respectively.

Balance Sheet Data                    March 31, 2010         September 30, 2009
------------------                    --------------         ------------------

Cash and cash equivalents               $      0                  $    136
Total Assets                            $167,338                  $    136
Total Liabilities                       $  7,517                  $ 27,440
Shareholder Equity (Deficit)            $159,821                  $(27,304)

Net cash provided by financing activities since inception (May 30, 2006) through March 31, 2010 was $107,414, being $86,000 raised from the sale of our common stock and $21,414 from loans from a shareholder.

PLAN OF OPERATION

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. Through a series of transactions and business developments commencing in 2002, Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology-based internet access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote non-diagnostic monitoring of home based and remote patients. Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States. The Company plans to utilize the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue. In exchange for the license, Lifespan has received 120,000,000 shares of the Company's common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of the products and services.

We have minimal operating costs and expenses at the present time due to our limited business activities. However we anticipate significantly increasing our activities as a result of the license acquisition. We have entered into certain management and consulting contracts with our senior Officers and non affiliated consultants who will be providing business services to the Company in the home health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our license transactions. We do not currently engage in any product research and development however the Company's license may cause us to engage in research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we may have to acquire some equipment related to the license transaction. We also have no immediate plans to add employees, other than the current management and consultants, although we may do so in the future as a result of the operations related to the License acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of March 31, 2010 was $0.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

LOANS TO THE COMPANY

We have been receiving loans from a shareholder of the company to pay general operating costs. As of March 31, 2010, we had no loans outstanding.

We have minimal operating costs and expenses at the present time due to our limited business activities. Currently our operating activities in the home healthcare arena are conducted by our senior Officers and engaged consultants We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to develop our operations. This financing may take the form of additional sales of our equity or debt securities to, or loans from, stockholders, or from our sole officer and director. There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Stephen Spalding, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following equity securities during the quarter ended March 31, 2010.

In March 2010 we issued 100,000,000 shares of common stock at $0.0006 per share (an aggregate of $60,000) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to Mr. Spalding an Officer and Director, pursuant to a management contract.

In March 2010 we issued 50,000,000 shares of common stock at $0.0006 per share (an aggregate of $30,000) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to Mr. Harz an Officer and Director pursuant, to a management contract.

In March 2010 we issued 50,000,000 shares of common stock at $0.0006 per share (an aggregate of $30,000) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to a company of which Mr. Campbell an Officer and Director is an affiliate, pursuant to a management contract.

In March 2010 we issued 60,000,000 shares of common stock at $0.0006 per share (an aggregate of $36,000) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to Mr. N. Warman, pursuant to a consulting contract.

In March 2010 we issued 40,000,000 shares of common stock at $0.0006 per share (an aggregate of $24,000) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to Mr. R. Kamyszek, pursuant to a consulting contract.

In March 2010 we sold 23,216,666 shares of common stock at $0.0006 per share (an aggregate of $13,930) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors in repayment of outstanding shareholder loans

In March 2010 we sold 19,250,000 shares of common stock at $0.0006 per share (an aggregate of $11,550) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors in repayment of outstanding shareholder loans

In March 2010 we sold 10,750,000 shares of common stock at $0.0006 per share (an aggregate of $6,450) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to a creditor in repayment of an outstanding liability

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.                              Description
-----------                              -----------

31.1/31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and
           Financial Officer

32.1/32.2  Rule 1350 Certification of Principal Executive and Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTTA CORP.

Dated: May 13, 2010


By: /s/ Stephen Spalding
   ----------------------------------------------
   Stephen Spalding
   CEO, Principal Executive and Financial Officer