Form 10-Q
period 2010-06-30
CYTTA CORP.
filed 2010-07-29
CIK 1383088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended June 30, 2010

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number: 333-139669


                                   CYTTA CORP.
             (Exact name of Registrant as specified in its charter)

            Nevada                                                98-0505761
 (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

                     905 Ventura Way, Mill Valley, CA 94941
                    (Address of principal executive offices)

                                 (415) 860-5192
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]                       Accelerated filer [ ]

Non-accelerated filer [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 27th, 2010, there were 1,014,616,666 shares of the issuer's common stock, par value $0.00001, outstanding.

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

                                   CYTTA CORP.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                      JUNE 30, 2010 and SEPTEMBER 30, 2009

                                   (Unaudited)

                                                                            Page
                                                                            ----

Balance Sheets as of JUNE 30, 2010 (unaudited) and September 30, 2009         4

Interim Statements of Operations for the three months and nine months ended June 30, 2010 and 2009 (unaudited) and for the Period from
  May 30, 2006 (inception) through June 30, 2010 (unaudited)                  5

Interim Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 (unaudited) and for the Period from May 30, 2006 (inception)
  through June 30, 2010 (unaudited)                                           6

Notes to Interim Financial Statements (unaudited)                             7

                                   Cytta Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      June 30,          September 30,
                                                                        2010                2009
                                                                     ---------           ---------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $   2,484           $     136
                                                                     ---------           ---------
OTHER ASSETS
  Prepaid fees and services                                            107,338                  --
                                                                     ---------           ---------
      Total Other Assets                                               107,338                  --

      TOTAL ASSETS                                                   $ 109,822           $     136
                                                                     =========           =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  11,318           $  18,052
  Due to shareholder                                                     9,268                  --
  Due to related party (Note 5)                                             --               9,388
                                                                     ---------           ---------
      TOTAL LIABILITIES                                                 20,586              27,440
                                                                     ---------           ---------
STOCKHOLDERS' DEFICIT
  Capital Stock (Note 3)
   Authorized:
     100,000,000 preferred shares, $0.001 par value
     1,900,000,000 common shares, $0.00001 par value
   Issued and outstanding shares:
     1,014,616,666 common shares                                         9,586               6,054
   Additional paid-in capital                                          407,854             199,456
   56,000,000 common shares pending cancellation                           560                 560
   Deficit accumulated during the development stage                   (328,764)           (233,374)
                                                                     ---------           ---------
      Total Stockholders' Deficit                                       89,236             (27,304)
                                                                     ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $ 109,822           $     136
                                                                     =========           =========


    The accompanying notes are an integral part of these financial statements

                                  Cytta Corp..
                          (A Development Stage Company)
                        Interim Statements of Operations
                                   (Unaudited)


                                                                                                         Cumulative from
                                                                                                            Inception
                                       Three Months Ended June 30,       Nine Months Ended June 30,     (May 30, 2006) to
                                     -------------------------------   -------------------------------       June 30,
                                          2010              2009           2010              2009              2010
                                     --------------     ------------   ------------     --------------     -----------
REVENUES                             $           --     $         --   $         --     $           --     $        --

OPERATING EXPENSES
  Professional fees                          16,605            9,836         31,927             29,058         111,416
  Management fees                            45,000               --         52,662                 --          52,662
  General and administrative                  8,747         (164,056)        10,420            222,482          47,724
  Impairment of licensing agreement              --               --             --                 --         116,581
                                     --------------     ------------   ------------     --------------     -----------
Total Operating Expenses                     70,352         (154,220)        95,009            251,540         328,383

Other Income (Expense)                         (234)              --           (381)                --         (381.00)

Provision for Income Taxes (Note 4)              --               --             --                 --              --
                                     --------------     ------------   ------------     --------------     -----------
Net Income (Loss)                    $      (70,586)    $    154,220   $    (95,390)    $     (251,540)    $  (328,764)

PER SHARE DATA:
  Basic and diluted income
  (loss) per common share            $        (0.00)    $       0.00   $      (0.00)    $        (0.00)
                                     --------------     ------------   ------------     --------------

Weighted average number of
 common shares outstanding            1,014,616,666      962,343,333    809,044,872      1,108,037,463
                                     --------------     ------------   ------------     --------------


    The accompanying notes are an integral part of these financial statements

                                  Cytta Corp.
                          (A Development Stage Company)
                        Interim Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Cumulative from
                                                                                                     Inception
                                                                Nine Months Ended June 30,       (May 30, 2006) to
                                                              -----------------------------           June 30,
                                                                2010                2009                2010
                                                              ---------           ---------           ---------
Cash flows from operating activities:
  Net income (loss)                                           $ (95,391)          $(251,540)          $(332,228)
  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
     Depreciation and amortization                                   --                 395               3,419
     Impairment of licensing agreement                               --                  --             116,581
     Issuance of common stock for services and expenses              --                  --                  70
     Expenses paid on Company's behalf by related party          16,092                  --              16,092
     Expenses paid on Company's behalf by shareholder               568                  --                 568
  Changes in Operating Assets and Liabilities:
    Accounts payable and accrued laibilities                       (283)                (25)              9,206
    Prepaid fees and services                                    73,662                  --                  --
                                                              ---------           ---------           ---------
           Net cash from operating activities                    (5,352)           (251,170)           (186,292)
                                                              ---------           ---------           ---------
Cash flows from financing activities:
  Issuance of capital stock                                          --             209,440              86,000
  Capital stock pending cancellation                                 --                 560                  --
  Advances from shareholder                                       7,700                  --                  --
  Advances from a related party                                      --               6,770              21,414
                                                              ---------           ---------           ---------
           Net cash from financing activities                     7,700             216,770             107,414
                                                              ---------           ---------           ---------
Net change in cash                                                2,348             (34,400)            (78,878)
                                                              ---------           ---------           ---------
Cash at beginning                                                   136              34,536                  --

Cash at end                                                   $   2,484           $     136           $ (78,878)
                                                              =========           =========           =========
Supplemental Cash Flow Disclosures
  Cash paid for Interest                                      $      --           $      --           $      --
                                                              =========           =========           =========

  Cash paid for Income Taxes                                  $      --           $      --           $      --
                                                              =========           =========           =========

Non-Cash Investing and Financing Activities
  Common stock issued for fees and services                   $ 180,000           $      --           $ 180,000
                                                              =========           =========           =========

  Common stock issued for debt                                $  31,930           $      --           $  31,930
                                                              =========           =========           =========

  Common stock issued for licensing agreement                 $      --           $ 120,000           $ 120,000
                                                              =========           =========           =========


   The accompanying notes are an intergral part of these financial statements

                                   CYTTA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2010 and 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 31, 2009 audited financial statements. The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                   CYTTA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2010 and 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting pronouncements issued since the September 31, 2009 audited financial statements of the Company were released and through July 28, 2010. The Company has evaluated these pronouncements and does not expect their adoption to have a material impact on the Company's financial position, or statements.

* Accounting Standards Update 2010-17 Revenue Recognition- Milestone Method (Topic 605): Milestone Method of Revenue Recognition - a consensus of the FASB emerging issues task force. Effective for fiscal years on or after June 15, 2010.
* Accounting Standards Update 2010-12 Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2010.
*    Accounting  Standards  Update  2010-11Derivatives  and Hedging (Topic 815):
     Scope Exception Related to Embedded Credit Derivatives. Effective July 1, 2010.
*    Accounting   Standards  Update  2010-09   Subsequent  Events  (topic  855):
     Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2010.
* Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2010.
* Accounting Standards Update 2010-05 Compensation-Stock Compensation (Topic718): Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2010.
* Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2010.

NOTE 3 - RELATED PARTY NOTES PAYABLE

As of June 30, 2010 and September 31, 2009, the Company had borrowed a total of $-0- and $9,338 from related parties. These notes bear no interest, are unsecured and are due on demand.

NOTE 4 - DUE TO SHAREHOLDER

As of June 30, 2010 and September 31, 2009 the Company owed a shareholder $9,268 and $-0- on an unsecured note that bears no interest and is due on demand

NOTE 5 - SUBSEQUENT EVENTS

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

All references in this Form 10-Q to the "Company," "Cytta," "we," "us," or "our" are to Cytta Corp.

RESULTS OF OPERATIONS

We are a development stage corporation. We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $328,383 in expenses through June 30, 2010.

The following table provides selected financial data about our company as of June 30, 2010 and September 30th, 2009, respectively.

Balance Sheet Data                 June 30, 2010        September 30, 2009
------------------                 -------------        ------------------
Cash and cash equivalents             $  2,484                 $    136
Total Assets                          $109,822                 $    136
Total Liabilities                     $ 20,586                 $ 27,440
Shareholder Equity (Deficit)          $ 89,236                 $(27,304)

Net cash used by operating activities since inception (May 30, 2006) through June 30, 2010 was $185,292.

PLAN OF OPERATION

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. Through a series of transactions and business developments commencing in 2002, Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology-based internet access products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote monitoring of patients. The Company has been utilizing the License to develop a healthcare model for the internet access devices and utilized this knowledge and expertise in entering into the Value Added Reseller agreement with MedApps Inc.

On June 12th, 2010, the Company entered into a Value Added Reseller (VAR) Agreement with MedApps Inc. ("MedApps"). The terms of the agreement provide that Cytta Corp. will be a non-exclusive value added reseller of MedApps propietary `Medical Remote Patient Monitoring System' products in California, Nevada, and Arizona and Canada (excluding Quebec). Additional territories may be negotiated directly between the parties based upon mutual interest.

The Company will be negotiating cash and share consideration to MedApps based upon the ultimate product costing structure negotiated between the parties. Cytta Corp. and its agents will be providing comprehensive systems implementation and integration of the MedApps proprietary medical monitoring technology in the Medical Home. Cytta and its agents will be primarily concentrating on clients consisting of payors and providers, such as: Health Plans, Managed Care Organizations, Health Delivery Organizations, Medical Groups and IPAs. Cytta and MedApps are currently working together to develop seamless integration models designed to meet the needs of particular clients. An integrated rollout plan will be developed as well as a series of unified presentations.

The MedApps Remote Patient Monitoring system (further described at www.medapps.com) supports the desire for simplicity of setup/use - and the power of medical data management by healthcare providers. There is no need for the user to1) push ANY buttons, 2) to operate a personal computer, 3) write down readings or 4) to be tech savvy to obtain their medical records in any way.

MedApps provides solutions to several aspects of healthcare programs involving the retrieval, logging, analysis, tracking, alerting and report writing of medical data:

* Near real time customer risk assessment is much easier due to the efficiency of obtaining medical data electronically. Data is presented in a timely fashion in an orderly format.
* Risk assessment over time is much easier to monitor due to more useful data being received with time-stamped trend analysis, threshold setting and alert notification when critical control limits are violated.
* Reduced risk is realized due to the opportunity for better health care decisions based on treatment effect adjustments from data trend analysis.

This MedApps Remote Patient Monitoring System provides the following key features:

* The MedApps HealthPAL MA-106 is the data aggregator. This is a Bluetooth/Cell - enabled medical monitoring device. A USB wire/connector can be utilized with this device. The device can be charged directly.
* The MedApps HealthHUB MA206 can be added to the configuration for utilization as a charging port and additional USB connection hub for medical device connectivity to the HealthPAL interface.
* MedApps' kits are scalable and can be used to support patients with Diabetes, Hypertension, Congestive Heart Failure, CAD and Chronic Obstructive Pulmonary Disease in the future by adding the necessary medical monitoring.
* The MedApps HealthCOM system can be the repository for data to be integrated into other health record systems, such as NextGen, Microsoft HealthVault, Google Health, EPIC, SPINN, Allscripts and Eclipsys.
* Customers may choose to provide the approved medical devices and the personnel for the monitoring service for user interface.

The MedApps' Remote Patient Monitoring system is FDA approved, FCC approved, ISO13485 certified, AT&T certified, Verizon certified and IEEE1725 certified.

THE MEDAPPS' HEALTHPAL MA106

The MedApps health monitoring system was designed for easy set-up and operation of the data accumulation (via HealthPAL) segment.

* MedApps focused upon the ease of setting up and operation of their HealthPAL products.
* The HealthPAL is updated on new firmware revisions in the field using Firmware Over the Air (FOTA) technology. These updates are performed late at night / early morning for the given time zone to allow continuous operation during typical active ("awake") hours. This occurs after receiving approval from the customer.
* Customer support is provided by MedApps' customer support to troubleshoot any issues that may arise while operating the HealthPAL/HealthCOM system. This is especially important during the early deployment / start-up period with new customers that are not familiar with MedApps products.

THE MEDAPPS' HEALTHCOM SYSTEM

The health monitoring system was designed for easy set up and operation of the data analysis (via HealthCOM) segment. Included in the software designs are several features that allow customers to:

*    Easily set up and change user assignments and details.
* Provide user friendly screens with clear data fields and color - actuated cells for custom user features.
* Set primary and secondary thresholds for "early warning" and "critical" alerts.
* Automated alerts to the authorized care provider when critical thresholds have been violated.
*    Create time stamped trend snapshots.
*    Generate useful user reports for easy data review.

MEDAPPS SUPPORTS ALL EHR/PHR/EMR SYSTEMS

MedApps supports connectivity to various EHR/PHR/EMR systems and is ready to support these systems on any of the options available. MedApps can currently send data to a variety of enterprise level EHRs, for example, EPIC, NextGen, Allscripts, Microsoft HealthVault and Google Health. MedApps is capable of sending data to specific EMRs designated by the customer.

PRODUCTS AND SERVICES ARE FULLY SCALABLE AND DESIGNED TO ALLOW RAPID GROWTH

MedApps product assembly, electrical test and functional test processes are performed in an ISO 13485 and ISO 9001 certified facility in Arizona. All processes are fully documented and have been audited. The firmware and software architecture has been specifically designed for scalability to allow additional server capacity as needed.

PRICING AND DELIVERY

Delivery is currently eight to ten weeks from date of purchase with future lead times based on forecast inputs. Several innovative pricing models are offered.

Cytta currently has minimal operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the License Agreement and Value Added Reseller Agreement. We have entered into certain management and consulting contracts with our senior Officers and non affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We do not currently engage in any product research and development however the Company's marketing Agreements may cause us to engage in research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have no immediate plans to add employees, other than the current management and consultants, although we may do so in the future as a result of the operations related to the marketing Agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of June 30, 2010 was $2,484.

We are a development stage company and currently have limited marketing operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

LOANS TO THE COMPANY

We have been receiving loans from shareholders of the company to pay general operating costs. As of June 30, 2010, we had $9,268 in loans outstanding.

We have minimal operating costs and expenses at the present time due to our limited business activities. Currently our operating activities in the healthcare arena are conducted by our senior Officers and engaged consultants. We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to develop our operations. This financing may take the form of additional sales of our equity or debt securities to, or loans from, stockholders, or from our officers and directors or other individuals. There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 12th, 2010, the Company entered into a Value Added Reseller (VAR) Agreement with MedApps Inc. ("MedApps") attached hereto as an Exhibit 10. The terms of the agreement provide that Cytta Corp. will be a non-exclusive value added reseller of MedApps `Medical Remote Patient Monitoring System' products in California, Nevada, and Arizona and Canada (excluding Quebec). Details of the MedApps proprietary `Medical Remote Patient Monitoring System' are described in
ITEM 2 Plan of Operation and at www.medapps.com.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.                      Description
-----------                      -----------

10               MedApps/ Cytta VAR Agreement dated June 12th, 2010

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

Dated: June 27th, 2010


By: /s/ Stephen Spalding
    ----------------------------------------------
    Stephen Spalding
    CEO, Principal Executive and Financial Officer