Form 10-K
period 2010-09-30
CYTTA CORP.
filed 2011-01-13
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For Fiscal Year Ended: September 30, 2010

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

                  Registrant's telephone number: (702) 307-1680

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 12, 2011, there were 1,078,078,203 shares of the registrant's common stock, par value $0.00001, issued and outstanding. Of these, 758,078,203 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $682,270 on January 12, 2011.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION .................  3

PART I

ITEM 1.   BUSINESS ..........................................................  3

ITEM 1A.  RISK FACTORS ......................................................  5

ITEM 1B.  UNRESOLVED STAFF COMMENTS .........................................  5

ITEM 2.   PROPERTIES ........................................................  5

ITEM 3.   LEGAL PROCEEDINGS .................................................  5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  5

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .................  6

ITEM 6.   SELECTED FINANCIAL DATA ...........................................  7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS .........................................  7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ........................  9

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ..........................................  9

ITEM 9AT. CONTROLS AND PROCEDURES ...........................................  9

ITEM 9B.  OTHER INFORMATION ................................................. 11

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE ........... 11

ITEM 11.  EXECUTIVE COMPENSATION ............................................ 13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS ................................... 14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE ...................................................... 15

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES ............................ 15

PART IV ..................................................................... 16

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ........................ 16

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

EXCEPT FOR HISTORICAL INFORMATION, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR BUSINESS STRATEGY, FUTURE REVENUES AND ANTICIPATED COSTS AND EXPENSES. SUCH FORWARD-LOOKING
STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS "BUSINESS" AND
"MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS." YOU SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS ANNUAL REPORT AND IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THERE ARE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS.

ALL REFERENCES IN THIS FORM 10-K TO THE "COMPANY," "CYTTA," "WE," "US" OR "OUR" "REGISTRANT"ARE TO CYTTA CORP.

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Cytta Corp. was incorporated in the State of Nevada on May 30, 2006, and our fiscal year-end is September 30th. The company's administrative offices are located at 905 Ventura Way, Mill Valley, CA 94991, and the telephone number is
(702) 307 1680.

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

BUSINESS OF  ISSUER

Cytta was originally formed to be a web based service provider in which general contractors in local areas can market their services and users of their services can search for contractors in their area and post remarks regarding timeliness, quality, and any other positive or negative feedback regarding their experience or quality of craftsmanship with that particular contractor.

The Company  decided in  December  2008 to redirect  our  business  focus and we merged with Ophthalmic International, Inc. ("OI), a Nevada corporation. We entered into an Agreement of Share Exchange and Plan of Reorganization and consummated a share exchange (the "Share Exchange") with OI. The closing of the transaction took place on December 9, 2008, and resulted in the acquisition of OI. Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of OI from the five OI shareholders for an aggregate of 56,000,000 shares, or 69.8% of the Company's common stock. As a result of the Share Exchange Agreement, the OI shareholders transferred all their interest in OI to the Company and, as a result, OI became our wholly owned subsidiary. As a further condition of the Share Exchange Agreement, the current officers and directors of the Company resigned and G. Richard Smith was appointed the sole officer and director of the Company. On May 8, 2009, Cytta entered into an agreement (the "Agreement"), dated May 8, 2009, with OI, its wholly-owned subsidiary, pursuant to which we reversed the transaction of December 9, 2008, in which we acquired OI in exchange for 56,000,000 shares of Registrant's restricted common stock being issued to the shareholders of OI. At the closing of the Agreement, on May 13, 2009, the shareholders of the 56,000,000 shares of Registrant's common stock returned those shares to us in exchange for us delivering to them their pro-rata shares of outstanding OI common stock. At the close of the Agreement, G. Richard Smith, resigned from all of his positions after appointing Mr. Robert Gosine as the sole Director and Principal Executive Officer. Mr. Gosine had been a Director and Principal Executive Officer of the Registrant prior to December 9, 2008. These transactions are more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008, May 12, 2009, and May 20, 2009, respectively.

On June 9, 2009, Mr. Stephen Spalding was appointed the sole Director and Principal Executive Officer when Mr Gosine resigned from all of his positions. On June 9, 2009, the Company determined that it wished to enter the home based remote medical monitoring sector. On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. Through a series of transactions and business developments commencing in 2002 Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology based internet access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote non-diagnostic monitoring of home based and remote patients. Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States. The Company has been utilizing the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue. In exchange for the license, Lifespan has received 120,000,000 (6,000,000 pre-split) shares of the Company's common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of the products and services. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein "MVNO Agreement") with Vonify Inc of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein "Vonify") and MVNO Mobile Virtual Network Operator Corp (herein "MVNO") of New Westminster, Canada for a license to provide all the "Services" of the Vonify Network to third parties, in the medical marketplace in the USA. The Vonify Network includes those integrated mobile switching facilities, servers, cell sites, telecom and internet connections, billing systems, validation systems, gateways, landline switches and other related facilities used to provide the Services. The Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications. In exchange for the MVNO Agreement, Cytta is required to issue 250,000,000 shares of the Company's common stock to Vonify. This transaction will result in Vonify becoming a greater than 10% shareholder of the Company. Mr. William Becker, a Director of the Company, is a controlling shareholder of Vonify. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2010.

Since the acquisition of the Lifespan Technology, and the MVNO Agreement, the Company has been developing and delineating a remote medical monitoring model designed to deliver seamless, near real-time, medical data transmission, through blue tooth connectivity, utilizing the Company's wireless telecommunication services, to major medical payor/provider's back end electronic medical monitoring systems (EMR's), with a pricing structure sufficient to generate a positive return on investment (ROI) for the clients. To this end the Company is currently in discussions with potential partners and/or clients wishing to utilize and or participate in the `Company's `medical monitoring ecosystem'.

PATENTS, TRADEMARKS AND LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business with the exception of the license from Lifespan Inc. and Vonify Inc. described above.

RESEARCH AND DEVELOPMENT

During the fiscal years ended September 30, 2010 and 2009, we made no expenditures on research and development.

EMPLOYEES

As of January 12, 2011, the Company has no employees.

REPORTS TO SECURITY HOLDERS

The Company is not required to provide annual reports to security holders.

We are subject to the reporting requirements of the Securities and Exchange Commission ("SEC") and we file reports including, but not limited to, Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

Because we are a "smaller reporting company" as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Cytta's principal place of business and corporate offices are located at 905 Ventura Way, Mill Valley, CA 94941 and the telephone number is (702) 307-1680. The office is the principle business of Stephen Spalding and the Company does not pay any rent. The Company intends to find another office space to rent in the near future.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Since September 10, 2007, our Common Stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol "CYTA". Our current symbol changed to "CYCA" in connection with our most recent forward stock split.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the NASDAQ Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                                 High Bid        Low Bid
     -------------                                 --------        -------

     September 30, 2010                            $0.0023         $0.0013
     June 30, 2010                                 $0.0042         $0.0015
     March 31, 2010                                $0.0049         $0.0004
     December 31, 2010                             $0.0018         $0.0004

     August 11 through September 30, 2009*         $0.0012         $0.001
     July 1 through August 11, 2009                $0.079          $0.02
     June 30, 2009                                 $0.03           $0.02
     March 31, 2009                                $2.20           $2.20
     December 4 through December 31, 2008**        $3.05           $3.05
     October 1 through December 4, 2008            $0.25           $0.25

     September 30, 2008                            $0.25           $0.25
     June 30, 2008                                 $0.25           $0.25
     March 31, 2008                                $0.25           $0.25
     December 31, 2007                             $0.25           $0.25

----------
*    After a 20 for 1 forward  stock  split.
**   After a 4 for 1 forward stock split.

HOLDERS

Of the 1,078,078,203 shares of common stock outstanding as of January 12, 2011, held by 112 shareholders of record, 200,000,000 shares are owned by our officers and directors.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30th, 2010, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

During 2010, the Company issued 57,692,307 of its $0.00001 par value common stock for cash at $0.0013 per share for a total of $75,000 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During 2010, the Company issued 358,985,896 shares of its $0.00001 par value common stock for services and debt valued at $219,430 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

None of the transactions involved any underwriters or underwriting discounts. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance under any such plans.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company's financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

RESULTS OF OPERATIONS

We are a development stage corporation. We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $490,936 in expenses through September 30, 2010.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2010 and 2009, respectively.

      Balance Sheet Data                September 30, 2010    September 30, 2009
      ------------------                ------------------    ------------------

      Cash and cash equivalents               $ 19,927              $    136
      Total assets                            $ 71,862              $    136
      Total liabilities                       $ 62,298              $ 27,440
      Shareholders' equity (deficit)          $  9,564              $(27,304)

Our cash in the bank at September 30, 2010 was $19,927. Net cash provided by financing activities since inception (May 30, 2006) through September 30, 2010 was $184,114, being $161,000 raised from the sale of our common stock and $23,114 from loans from related parties.

PLAN OF OPERATION

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. Through a series of transactions and business developments commencing in 2002, Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology-based internet access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote non-diagnostic monitoring of home based and remote patients. Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States. The Company plans to utilize the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein "MVNO Agreement") with Vonify Inc of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein "Vonify") and MVNO Mobile Virtual Network Operator Corp (herein "MVNO") of New Westminster, Canada for a license to provide all the "Services" of the Vonify Network to third parties, in the medical marketplace in the USA. The Vonify Network includes those integrated mobile switching facilities, servers, cell sites, telecom and internet connections, billing systems, validation systems, gateways, landline switches and other related facilities used to provide the Services. The Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications.

Since the acquisition of the Lifespan Technology, and the MVNO Agreement, the Company has been developing and delineating a remote medical monitoring model designed to deliver seamless, near real-time, medical data transmission, through blue tooth connectivity, utilizing the Company's wireless telecommunication services, to major medical payor/providers back end electronic medical monitoring systems (EMR's) with a pricing structure sufficient to generate a positive return on investment (ROI) for the clients. To this end the Company is currently in discussions with potential partners and/or clients wishing to utilize and or participate in the model or the `Company's `medical monitoring ecosystem'.

We have minimal operating costs and expenses at the present time due to our limited business activities. However we anticipate significantly increasing our activities as a result of the license and MVNO acquisitions. Accordingly, we will be required to raise significant capital over the next twelve months, in connection with the roll out of our medical ecosystem model. We do not currently engage in any product research and development however the Company's license and MVNO may cause us to engage in research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we may have to acquire some equipment related to the license and MVNO transaction. We also have no immediate plans to add employees although we may do so in the future as a result of the License and MVNO acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of September 30, 2010 was $19,927.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

LOANS TO THE COMPANY

We have been receiving loans from related parties of the company to pay general operating costs. As of September 30, 2010, we owed such related parties a total of $53,026. These loans do not incur interest and are due on demand.

We have minimal operating costs and expenses at the present time due to our limited business activities. We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to develop our operations. This financing may take the form of additional sales of our equity or debt securities to, or loans from, stockholders, or from our officers and directors. There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 11, 2010, the Board of Directors of the Registrant dismissed Seale and Beers, CPAs (the "Former Accountant") as the Registrant's independent registered public accountants, and the Board of Directors approved the engagement of Sadler, Gibb and Associates (the "New Accountant") to serve as the Registrant's independent registered public accountants for fiscal year 2010. The New Accountant was engaged on March 12th, 2010.

The Former Accountant was engaged by the Registrant on August 11, 2009. The report of the Former Accountant on the Company's financial statements for the year ended September 30, 2009, and the quarter ended December 31, 2009, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph with respect to uncertainty as to the Company's ability to continue as a going concern.

During the period of the Former Accountant's engagement and through the date of this Annual Report on Form 10-K, there have been no disagreements with the Former Accountant (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on financial statements for any period.

During the period of the Former Accountant's engagement for the year ended September 30, 2009 there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer Stephen Spalding and chief financial officer, Gary Campbell, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2010 (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in INTERNAL CONTROL--INTEGRATED FRAMEWORK. Based on this evaluation, our officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

     1.   We do  not  have  an  audit  committee.  While  we are  not  currently obligated to have an audit committee, including a member who is an "audit committee financial expert," as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management's view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.
     2. We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the "SEC") that permit us to provide only management's report in this annual report

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OFFICERS' CERTIFICATIONS

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of January 12, 2010 with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

                                                                            Date of Election or
 Name                            Positions Held                   Age     Appointment as Director
 ----                            --------------                   ---     -----------------------
Stephen Spalding       Chief Executive Officer, and Director       61          June 9, 2009

Gary Campbell          President, Chief Financial Officer,
                       Treasurer, Secretary and Director           57          March 12, 2010

Karl Harz              Vice President and Director                 60          March 19, 2010

William Becker         Director                                    81          November 15, 2010

Michael Scott          Director                                    52          November 15, 2010


The following is a brief account of the business experience during the past five years or more of our director and executive officer.

STEPHEN SPALDING

Mr. Spalding, 61, is formerly a consultant with Grant Thorton. Mr. Spalding is also formerly CEO, Vigilant Privacy Corporation, a private Nevada corporation, from 2003 to 2008 where he procured the firm's angel round of financing and lead the organization while the company's product was transformed from a desktop product to an enterprise security solution. Prior to that, he was a Partner, Deloitte & Touche LLP, from 1997 - 2003, responsible for their IDI Practice (Implementation, Development and Integration) Division. He was formerly a partner at KPMG Peat Marwick LLP from 1995 - 1997, involved in Strategic
Services, Enabling Technology Practice. Mr. Spalding is currently Assistant Professor, San Francisco State University, Business Systems Management and Control, Course Number 507 (Senior/Graduate Level), present. He has an MBA, in Quantitative Analysis, University of Arizona, 1974. He also has a B.S., Finance and Management, Eastern Illinois University, 1973, a B.S., Physics (solid state), Eastern Illinois University, 1969 and a B.S., Mathematics, Eastern Illinois University, 1969.

GARY CAMPBELL

Mr. Campbell age 57, brings to the Company three decades of public company experience wherein he has assisted in the formation, operation and financing of several public companies and established ongoing contacts within the US and International telecommunications, medical and financial community. Mr. Campbell began his career as a broadcasting and telecommunications attorney in Canada, where he oversaw a myriad of legal and regulatory affairs. Later Mr. Campbell was the Vice President and a Director of Telemac Cellular Corporation a company involved in the development of cellular accounting data systems and technology, which lead to the development of the Tracfone an early stage MVNO. Mr. Campbell then became the fou CEO of Cancall Cellular Communications Inc. a major provider of cellular rental services utilizing advanced technology, which eventually became the national cellular rental administrator for AT&T. Following this Mr. Campbell became CEO of ScreenPhone Inc. a company partnered with Samsung in the development of screen based software and applications for Samsung's Anyweb internet appliance, and through ScreenMD, an affiliated Company, developed and implemented a first generation comprehensive remote medical monitoring system for the Anyweb device. Following this Mr. Campbell was CEO of Rocketinfo Inc. a company that provided intelligent software tools that index, categorize and extract key concepts and data from current news and business information as well as a public search engine that offered the most robust capabilities in the industry for scanning and retrieving topical news and business information. Mr. Campbell has degrees in both Commerce and Law.

KARL HARZ

Mr. Harz, 60, has an extensive background in sales, administration and finance including public company financing and administration, and conventional and private real estate funding. Mr. Harz has been passionately involved with the home healthcare industry and specifically the use of internet access devices to transmit and store medical information through home based peripherals for many years. Mr. Harz has previously been instrumental in the development and management of several major corporations including Transitional Housing Inc., a contract that was awarded through the Department of Justice: Province Service Corporation, a servicing arm of the mortgage companies; and presently, Alternative Funding Sources, Inc. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Real Estate properties, Trust Deed investments, Limited Partnership interests, and Public and Private Corporate Security products. Mr. Harz has maintained a California Real Estate Broker's License and has had a Series 22 and 63 licenses, a Life and Disability license and Variable Annuity License. He attended Farleigh Dickinson University in Teaneck, N.J., and graduated with a Bachelor of Science in Marketing and a Masters in Business Administration.

WILLIAM W. BECKER

William W. Becker, 81, is the principal owner of Hartford Holding Ltd an investment corporation which owns interests in real estate, oil and gas and telecommunication entities. Mr. Becker's illustrious career has seen him found and develop a number of extremely successful companies in telecommunications, cable television, oil and gas, real estate development, and other industries. Mr. Becker was an initial investor and founder of ICG (then known as IntelCom Group Inc), a telecommunications carrier, which was originally listed in Canada. Mr. Becker was the Chairman of the Board and CEO from 1987 to 1995. Mr. Becker was instrumental in the creation and development of ICG which was ultimately listed on the American Stock Exchange, (now NYSE AMEX Equities), where it became a multibillion dollar company. Mr. Becker currently resides on Grand Cayman Island, BWI.

MICHAEL SCOTT

Michael Scott, 52, is the current President and CEO of Vonify Inc. a private Canadian company operating a full feature USA domestic mobile network (voice/data/text) and providing our customers with domestic and international services with an advanced international roaming solutions. Mr. Scott is an electrical engineer and has worked in the telecommunications arena for over 28 years, since graduating with distinction from Concordia University of Montreal, Canada. Mr. Scott has also previously held positions at senior management levels with various telecommunications companies in the USA and Canada. Mr. Scott currently resides in Toronto, Canada.

BOARD OF DIRECTORS

Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date, due in part to the fact that we presently determining our business model. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly, we do not have a nominating committee or a committee performing similar functions. Our Chief Financial Officer and Director Gary Campbell, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended September 30, 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2010 that received annual compensation during the fiscal year ended September 30, 2010 in excess of $100,000.

                      EXECUTIVE OFFICER COMPENSATION TABLE


                                                                 Non-Equity      Non-Qualified
                                                                 Incentive         Deferred
   Name and                                 Stock      Option       Plan         Compensation      All Other
   Principal             Salary    Bonus    Awards     Awards   Compensation       Earnings      Compensation     Total
   Position      Year     (US$)    (US$)    (US$)      (US$)       (US$)             (US$)           (US$)        (US$)
   --------      ----     -----    -----    -----      -----       -----             -----           -----        -----
Stephen          2010       0        0     60,000        0           0                 0               0         60,000
Spalding (1),    2009       0        0          0        0           0                 0               0              0
CEO              2008       0        0          0        0           0                 0               0              0

Gary Campbell    2010       0        0     30,000        0           0                 0          30,000         60,000
(4),President,
CFO, Treasurer,
Secretary

Karl Harz,       2010       0        0     30,000        0           0                 0          30,000         60,000
Vice President

Robert           2009  10,000        0          0        0           0                 0               0         10,000
Gosine(2),       2008       0        0          0        0           0                 0               0              0
President, CEO
and CFO

Richard Smith    2009       0        0          0        0           0                 0               0              0
(3), CEO and     2008       0        0          0        0           0                 0               0              0
CFO

----------
(1) Mr. Spalding was appointed as our President and Chief Executive Officer effective as of June 9, 2009.
(2) Mr. Gosine was our President and Chief Executive Officer from May 8, 2009 to June 9, 2009. He also previously served as our President and Chief Executive officer from September 9, 2008 to December 9, 2008.
(3) Mr. Smith was our President and Chief Executive Officer from December 9, 2008 to May 8, 2009.
(4) Mr. Campbell was appointed President and Secretary effective March 12, 2010 and CFO and Treasurer November 15th, 2010

We have stock based consulting agreements with our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

COMPENSATION OF DIRECTORS

During the fiscal years ended September 30, 2010 and 2009, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 12, 2011 by

     * each person or entity known by us to be the beneficial owner of more than 5% of our common stock,
     *    each of our directors,
     *    each of our executive officers, and
     *    all of our directors and executive officers as a group.

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

Name and Address                               Amount and Nature of   Percent of
of Beneficial Owner           Title of Class   Beneficial Ownership    Class (1)
-------------------           --------------   --------------------    ---------

Stephen Spalding               Common Stock         100,000,000          9.27%
905 Ventura Way
Mill Valley, CA 94941

Gary Campbell                  Common Stock          50,000,000 (2)      4.63%
39-6th Street
New Westminster, BC V3L2Z1

Karl Harz                      Common Stock         50,000,000           4.63%
40318 Barington Dr.
Palm Desert, Ca 92211

All executive officers and     Common Stock         200,000,000         18.55%
directors as a group (1)

Lifespan, Inc.                 Common Stock         120,000,000         11.13%
PO Box 30211
Las Vegas, NV  89173

Chad Grunewald                 Common Stock         57,692,307           5.35%
1839 Spruce Court,
White Bear Lake, MN 55110

----------
(1) Percentage based upon 1,078,078,203 shares of common stock outstanding as of January 12, 2010.
(2) Held indirectly through a Company in which the Officer has a beneficial interest.

CHANGES IN CONTROL

Not Applicable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

RELATED TRANSACTIONS

As of September 30, 2010, the Company was obligated to related parties, for non-interest bearing demand loans with a balance of $13,726.

DIRECTOR INDEPENDENCE

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be "independent" and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of "Independent Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2010 and 2009 are set forth in the table below:

                                Fiscal year ended          Fiscal year ended
Fee Category                   September 30, 2010         September 30, 2009
------------                   ------------------         ------------------
Audit fees (1)                       $ 5,500                    $12,500
Audit-related fees (2)               $     0                    $     0
Tax fees (3)                         $     0                    $     0
All other fees (4)                   $     0                    $     0
Total fees                           $ 5,500                    $12,500

----------
(1) Audit fees consists of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2) Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3) Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)  All other fees consists of fees billed for all other services.

AUDIT COMMITTEE'S PRE-APPROVAL PRACTICE.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

 21                *           List of Subsidiaries

31.1/31.2          *           Certification of Principal  Executive Officer and
                               Principal  Financial  Officer,  pursuant  to  SEC
                               Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2          *           Certification  of  Chief  Executive  Officer  and
                               Chief  Financial  Officer,  pursuant to 18 U.S.C.
                               Section 1350,  adopted pursuant to Section 906 of
                               the Sarbanes-Oxley Act of 2002**

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

                                        CYTTA CORP.


Dated: January 12, 2011                 By: /s/ Stephen Spalding
                                            ------------------------------------
                                            Stephen Spalding,
                                            Chief Executive Officer and Director


Dated: January 12, 2011                 By: /s/ Gary Campbell
                                            ------------------------------------
                                            Gary Campbell,
                                            Chief Financial Officer and Director


Dated: January 12, 2011                 By: /s/ Karl Harz
                                            ------------------------------------
                                            Karl Harz, Director


Dated: January 12, 2011                 By: /s/ William Becker
                                            ------------------------------------
                                            William Becker, Director


Dated: January 12, 2011                 By: /s/ Michael Scott
                                            ------------------------------------
                                            Michael Scott, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                          DATE
     ---------                         -----                          ----


/s/ Stephen Spalding              CEO, Director                 January 12, 2011
---------------------------
Stephen Spalding


/s/ Gary Campbell                 President, CFO Director       January 12, 2011
---------------------------
Gary Campbell


/s/ Karl Harz                     Director                      January 12, 2011
---------------------------
Karl Harz


/s/ William Becker                Director                      January 12, 2011
---------------------------
William Becker


/s/ Michael Scott                 Director                      January 12, 2011
---------------------------
Michael Scott

                                   CYTTA CORP.

                     AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2010 AND 2009

                                   CYTTA CORP.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Audit Report of Independent Accountants.................................... F-3

Balance Sheets - September 30, 2010 and 2009............................... F-5

Statements of Operations for the years ended September 30, 2010 and 2009 and from inception on May 30, 2006 through September 30, 2010.............. F-6

Statements of Stockholder's Equity (Deficit) from inception on
May 30, 2006 through September 30, 2010.................................... F-7

Statements of Cash Flows for the years ended September 30, 2010 and 2009 and from inception on May 30, 2006 through September 30, 2010.............. F-9

Notes to Financial Statements.............................................. F-10

                        SADLER, GIBB & ASSOCIATES, L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                       REGISTERED WITH THE PUBLIC COMPANY
                           ACCOUNTING OVERSIGHT BOARD


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cytta Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Cytta Corp. as of September 30, 2010, and the related statements of operations, stockholders' equity
(deficit) and cash flows for the year then ended and for the period from inception on May 30, 2006 through September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cytta Corp. as of September, 2009, were audited by other auditors whose report dated January 11, 2010, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. as of September 30, 2010, and the results of their operations and their cash flows for the year then ended and for the period from inception on May 30, 2006 through September 30, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company had a net loss of $257,562 for the year ended September 30, 2010 and accumulated losses of $490,936 as of September 30, 2010, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sadler, Gibb & Associates, LLC
----------------------------------
Salt Lake City, UT
January 12, 2011

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cytta Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cytta Corp. (A Development Stage Company) as of September 30, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2009 and since inception on May 30, 2006 through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. (A Development Stage Company) as of September 30, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2009 and since inception on May 30, 2006 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had a loss from operations of $172,745, an accumulated deficit of $233,374, working capital deficiency of $27,304 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
January 11, 2010


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

                                   Cytta Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                   September 30,       September 30,
                                                                       2010                2009
                                                                     ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $  19,927           $     136
                                                                     ---------           ---------
      Total Current Assets                                              19,927                 136
                                                                     ---------           ---------
OTHER ASSETS
  Prepaid fees and services                                             51,935                  --
                                                                     ---------           ---------
      Total Other Assets                                                51,935                  --
                                                                     ---------           ---------

      TOTAL ASSETS                                                   $  71,862           $     136
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $   9,272           $  18,052
  Due to related parties                                                53,026               9,388
                                                                     ---------           ---------

      TOTAL LIABILITIES                                                 62,298              27,440
                                                                     ---------           ---------
STOCKHOLDERS' DEFICIT
  Authorized:
    100,000,000 preferred shares, $0.001 par value
    1,900,000,000 common shares, $0.00001 par value
  Issued and outstanding shares:
    1,078,078,203 and 661,400,000 common shares                         10,221               6,054
  Additional paid-in capital                                           489,719             199,456
  Common shares pending cancellation                                       560                 560
  Deficit accumulated during the development stage                    (490,936)           (233,374)
                                                                     ---------           ---------
      Total Stockholders' Deficit                                        9,564             (27,304)
                                                                     ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  71,862           $     136
                                                                     =========           =========

                                   Cytta Corp.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                           Cumulative from
                                                     For the Years Ended                     Inception on
                                                        September 30,                       May 30, 2006 to
                                             -------------------------------------           September 30,
                                                 2010                    2009                    2010
                                             -------------           -------------           -------------
REVENUES                                     $          --           $          --           $          --

OPERATING EXPENSES
  Professional fees                                 57,018                  40,449                 136,507
  Management fees                                  138,885                      --                 138,885
  General and administrative                        61,659                  15,715                  98,963
  Impairment of licensing agreement                     --                 116,581                 116,581
                                             -------------           -------------           -------------
      Total Operating Expenses                     257,562                 172,745                 490,936
                                             -------------           -------------           -------------

NET LOSS FROM OPERATIONS                          (257,562)               (172,745)               (490,936)

OTHER INCOME (EXPENSE)                                  --                      --                      --

NET LOSS BEFORE TAXES                             (257,562)               (172,745)               (490,936)
                                             -------------           -------------           -------------

Provision for income taxes                              --                      --                      --
                                             -------------           -------------           -------------

NET LOSS                                     $    (257,562)          $    (172,745)          $    (490,936)
                                             =============           =============           =============
PER SHARE DATA:
  Basic and diluted income
   (loss) per common share                   $       (0.00)          $       (0.00)
                                             -------------           -------------
  Weighted average number of
   common shares outstanding                   868,858,120             519,132,418
                                             -------------           -------------

                                   Cytta Corp.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                             (Deficit)
                                                                                            Accumulated
                                                  Common Stock                Additional    During the         Total
                                        ----------------------------------     Paid-in      Development    Stockholders'
                                        Shares       Amount     Segregated     Capital         Stage          Deficit
                                        ------       ------     ----------     -------         -----          -------
Inception - May 30, 2006                      --     $    --      $   --      $      --     $       --      $       --

Common shares issued to a
 founder at $0.0000625 cash
 per share, June 30, 2006             80,000,000         800          --          4,200             --           5,000

Common shares issued to a
 founder at $0.000125 cash per
 share, September 30, 2006           160,000,000       1,600          --         18,400             --          20,000

(Loss) for the period                         --          --          --             --         (3,032)         (3,032)
                                     -----------     -------      ------      ---------     ----------      ----------
Balance - September 30, 2006         240,000,000       2,400          --         22,600         (3,032)         21,968

Common shares issued for
 cash at $0.0000625 per
 share, July 11, 2007                244,000,000       2,440          --         58,560             --          61,000

(Loss) for the year                           --          --          --             --        (23,315)        (23,315)
                                     -----------     -------      ------      ---------     ----------      ----------
Balance - September 30, 2007         484,000,000       4,840          --         81,160        (26,347)         59,653

(Loss) for the year                           --          --          --             --        (34,282)        (34,282)
                                     -----------     -------      ------      ---------     ----------      ----------
Balance - September 30, 2008         484,000,000       4,840          --         81,160        (60,629)         25,371

Common shares issued for
 consulting services at $0.00005
 per share, January 15, 2009             400,000           4          --             16             --              20

Common shares issued for
 consulting services at $0.00005
 per share, March 09, 2009             1,000,000          10          --             40             --              50

56,000,000 Common shares
 segregated pending
 cancellation, May 8, 2009            56,000,000          --         560           (560)            --              --

Common shares issued for
 licensing agreement at $0.001
 per share, June 18, 2009            120,000,000       1,200          --        118,800             --         120,000

(Loss) for the year                           --          --          --             --       (172,745)       (172,745)
                                     -----------     -------      ------      ---------     ----------      ----------
Balance - September 30, 2009         661,400,000     $ 6,054      $  560      $ 199,456     $ (233,374)     $  (27,304)

                                   CYTTA CORP.
                          (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)

                                                                                             (Deficit)
                                                                                            Accumulated
                                                  Common Stock                Additional    During the         Total
                                        ----------------------------------     Paid-in      Development    Stockholders'
                                        Shares       Amount     Segregated     Capital         Stage          Deficit
                                        ------       ------     ----------     -------         -----          -------

Balance - September 30, 2009         661,400,000    $  6,054     $   560      $ 199,456     $ (233,374)     $  (27,304)

Common shares issued for
 services at $0.0006 per
 share on March 1, 2010              100,000,000       1,000          --         59,000             --          60,000

Common shares issued for
 services at $0.0006 per
 share on March 12, 2010             200,000,000       2,000          --        118,000             --         120,000

Common shares issued for debt
 at $0.0006 per share,
 March 12, 2010                       53,216,666         532          --         31,398             --          31,930

Common shares issued for cash
 at $0.0013 per share,
 August 16, 2010                      57,692,307         577          --         74,423             --          75,000

Common shares issued for
 services at $0.0013
 per share, August 16, 2010            5,769,230          58          --          7,442             --           7,500

(Loss) for the year                           --          --          --             --       (257,562)       (257,562)
                                   -------------    --------     -------      ---------     ----------      ----------

Balance - September 30, 2010       1,078,078,203    $ 10,221     $   560      $ 489,719     $ (490,936)     $    9,564
                                   =============    ========     =======      =========     ==========      ==========

                                   Cytta Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                  Cumulative from
                                                                  For the Years Ended               Inception on
                                                                      September 30,                May 30, 2006 to
                                                              -----------------------------         September 30,
                                                                2010                2009                2010
                                                              ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $(257,562)          $(172,745)          $(490,936)
  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
     Depreciation and amortization                                   --               3,419               3,419
     Impairment of licensing agreement                               --             116,581             116,581
     Issuance of common stock for services and expenses         187,500                  70             187,570
     Operating expenses paid on behalf of the Company
      by a related party                                         55,392                  --              55,392
  Changes in Operating Assets and Liabilities:
     Accounts payable and accrued laibilities                    (2,330)              8,887              15,722
     Prepaid fees and services                                  (51,935)                 --             (51,935)

         Net cash from operating activities                     (68,935)            (43,788)           (164,187)
                                                              ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                   75,000                  --             161,000
  Advances from related parties                                  13,726               9,388              23,114
                                                              ---------           ---------           ---------
         Net cash from financing activities                      88,726               9,388             184,114
                                                              ---------           ---------           ---------

NET CHANGE IN CASH                                               19,791             (34,400)             19,927
CASH AT BEGINNING OF PERIOD                                         136              34,536                  --
                                                              ---------           ---------           ---------

CASH AT END OF PERIOD                                         $  19,927           $     136           $  19,927
                                                              =========           =========           =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                      $      --           $      --           $      --
  Cash paid for income taxes                                  $      --           $      --           $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for debt                                $  31,930           $      --           $  31,930
  Common stock issued for licensing agreement                 $      --           $ 120,000           $ 120,000

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying audited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-K.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $19,927 and $136 in cash and cash equivalents at September 30, 2010 and 2009 respectively.

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

START-UP COSTS

In accordance with ASC 720-15-20, "Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of ASC 360 for its long-lived assets. The Company's long-lived assets, which include test equipment and purchased intellectual property rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that purchased intellectual property rights were deemed to be fully impaired and written-off during the year ended September 30, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 825 in accounting for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company's notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010 and 2009.

RISKS AND UNCERTAINTIES

The Company operates in the technology industry which is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a technology business, including the potential risk of business failure.

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company follows the guidance of ASC 605 for revenue recognition. The Company will recognize revenues when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company has earned no revenues since inception.

STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R")(ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services" ("EITF No. 96-18") for share-based payment transactions with parties other than employees provided in SFAS No. 123(R) (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") (ASC 740). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH FLOWS REPORTING

The Company follows the provisions of ASC 230 for cash flows reporting and accordingly classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

REPORTING SEGMENTS

ASC 280 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, ASC 280 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

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

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

Statement of Financial Accounting Standards ("SFAS") No. 165 (ASC Topic 855), "Subsequent Events," SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140" , SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company has reviewed the above pronouncements and does not expect any of the provisions to have a material effect on the financial position, results of operations or cash flows of the Company.

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


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

SHARE ISSUANCES

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

Since its inception, the Company has issued outstanding shares of its common stock as follows, retroactively adjusted to give effect to the cumulative 80 for 1 forward splits:

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


NOTE 3 - CAPITAL STOCK (CONTINUED)

SHARE ISSUANCES (CONTINUED)

                                                                                 Price Per
     Date                    Description                           Shares          Share        Amount
     ----                    -----------                           ------          -----        ------
June 30, 2006           Stock issued for cash                     80,000,000       $0.0001     $  5,000
September 29, 2006      Stock issued for cash                    160,000,000        0.0001       20,000
July 11, 2007           Stock issued for cash                    244,000,000        0.0003       61,000
January 15, 2009        Stock issued for services                    400,000        0.0001           20
March 9, 2009           Stock issued for services                  1,000,000        0.0001           50
June 18, 2009           Stock issued for license agreement       120,000,000        0.0010      120,000
March 1, 2010           Stock issued for prepaid services        100,000,000        0.0006       60,000
March 12, 2010          Stock issued for prepaid services        200,000,000        0.0006      120,000
March 12, 2010          Stock issued for debt                     53,216,666        0.0006       31,930
August 16, 2010         Stock issued for cash                     57,692,307        0.0013       75,000
August 16, 2010         Stock issued for services                  5,769,230        0.0013        7,500

                                                               -------------                   --------
Cumulative Totals                                              1,022,078,203                   $500,500
                                                               =============                   ========

In addition to the above issued shares, 56,000,000 shares are pending cancellation. These shares were issued and subsequently cancelled when the merger with Ophthalmic International, Inc. was rescinded. However, the physical certificate was lost and thus it is being disclosed separately in our share capital. The shares have legally been cancelled as to our transfer agent.

Management  has placed a stop with our transfer  agent and will not permit these
shares  to  be  negotiated,   but  are  still  outstanding  until  the  physical
certificate can be surrender or reissued.

There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


The Company is subject to income taxes under the laws of United States of America. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                 September 30,     September 30,
                                                     2010              2009
                                                   --------          --------
Income tax expense (benefit) at statutory rate     $(90,147)         $(60,461)
Stock based expenses                                 65,625                25
Valuation allowance                                  24,522            60,436
                                                   --------          --------
Income tax expense per books                       $     --          $     --
                                                   ========          ========

Net deferred tax assets consist of the following components as of:

NOL Carryover                                      $ 171,828         $  81,681
Valuation allowance                                 (171,828)          (81,681)
                                                   ---------         ---------
Net deferred tax asset                             $      --         $      --
                                                   =========         =========

Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $171,828 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 5 - DUE TO RELATED PARTIES

As of September 30, 2010 and 2009, the Company was obligated to related parties for a non-interest bearing demand loans with balances totaling of $53,026 and $9,388. During the year ended September 30, 2010 the Company became obligated to the related party in the amount of $25,480. The Company issued 42,466,666 shares of its $0.00001 par value common stock in full settlement of this obligation.

                                   Cytta Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2010 and 2009


NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2010, the Company had a loss from operations of $257,562, an accumulated deficit of $490,936, and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

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

NOTE 7 - SUBSEQUENT EVENTS

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein "MVNO Agreement") with Vonify Inc of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein "Vonify") and MVNO Mobile Virtual Network Operator Corp (herein "MVNO") of New Westminster, Canada for a license to provide all the "Services" of the Vonify Network to third parties, in the medical marketplace in the USA. The Vonify Network includes those integrated mobile switching facilities, servers, cell sites, telecom and internet connections, billing systems, validation systems, gateways, landline switches and other related facilities used to provide the Services. The Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications. In exchange for the MVNO Agreement, Cytta is required to issue 250,000,000 shares of the Company's common stock to Vonify. This transaction will result in Vonify becoming a greater than 10% shareholder of the Company. Mr. William Becker, a Director of the Company, is a controlling shareholder of Vonify.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.