Form 10-Q
period 2010-12-31
CYTTA CORP.
filed 2011-02-22
CIK 1383088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

                                       or

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

          Suite 101- 6490 West Desert Inn Road, Las Vegas Nevada 89146
                    (Address of principal executive offices)

                                 (702) 307-1680
              (Registrant's telephone number, including area code)

                     905 Ventura Way, Mill Valley, CA 94941
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 18th, 2011, there were 1,328,078,203 shares of the issuer's common stock, par value $0.00001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2010 Form 10-K filed with the SEC on January 13, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                  CYTTA CORP.
                         (A Development Stage Company)
                                Balance Sheets

                                                                    December 31,      September 30,
                                                                       2010               2010
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $171,493           $ 19,927
  Prepaid fees and services                                            21,935             51,935
                                                                     --------           --------
      TOTAL CURRENT ASSETS                                            193,428             71,862
                                                                     --------           --------

      TOTAL ASSETS                                                   $193,428           $ 71,862
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  6,989           $  9,272
  Due to related parties                                               61,912             53,026
                                                                     --------           --------
      TOTAL LIABILITIES                                                68,901             62,298
                                                                     --------           --------
STOCKHOLDERS' DEFICIT
  Authorized:
    100,000,000 preferred shares, $0.001 par value
    1,900,000,000 common shares, $0.00001 par value
  Issued and outstanding shares:
    1,328,078,203 and 1,078,078,203 common shares                      12,721             10,221
  Additional paid-in capital                                          812,219            489,719
  Subscriptions payable                                               286,000                 --
  Common shares pending cancellation                                      560                560
  Deficit accumulated during the development stage                   (986,973)          (490,936)
                                                                     --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                     124,527              9,564
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $193,428           $ 71,862
                                                                     ========           ========

                                   CYTTA CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                        Cumulative from
                                                                                                         Inception on
                                                                 For the Three Months Ended             May 30, 2006 to
                                                                         December 31,                    December 31,
                                                                 2010                  2009                  2010
                                                            --------------        --------------        --------------
REVENUES                                                    $           --        $           --        $           --

OPERATING EXPENSES
  Professional fees                                                 40,675                 3,295               177,182
  Management fees                                                  119,619                    --               258,504
  General and administrative                                        10,379                   168               109,342
  Impairment of licensing agreement                                325,000                    --               441,581
                                                            --------------        --------------        --------------
         Total Operating Expenses                                  495,673                 3,463               986,609
                                                            --------------        --------------        --------------

NET LOSS FROM OPERATIONS                                          (495,673)               (3,463)             (986,609)

OTHER INCOME (EXPENSE)
  Interest income                                                       38                    --                    38
  Interest expense                                                    (402)                   --                  (402)
                                                            --------------        --------------        --------------
         Total Other Income (Expense)                                 (364)                   --                  (364)
                                                            --------------        --------------        --------------

NET LOSS BEFORE TAXES                                             (496,037)               (3,463)             (986,973)
                                                            --------------        --------------        --------------
Provision for income taxes                                              --                    --                    --

NET LOSS                                                    $     (496,037)       $       (3,463)       $     (986,973)
                                                            ==============        ==============        ==============
PER SHARE DATA:
  Basic and diluted income (loss) per common share          $        (0.00)       $        (0.00)
                                                            --------------        --------------

  Weighted average number of common shares outstanding       1,219,382,551           605,400,000
                                                            ==============        ==============

                                   CYTTA CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                      Cumulative from
                                                                                                        Inception on
                                                                    For the Three Months Ended        May 30, 2006 to
                                                                           December 31,                 December 31,
                                                                     2010               2009               2010
                                                                  ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (496,037)        $   (3,463)        $ (986,973)
  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
     Depreciation and amortization                                        --                 --              3,419
     Impairment of licensing agreement                               325,000                 --            441,581
     Issuance of common stock for services and expenses                   --                 --            187,570
     Operating expenses paid on behalf of the Company by
      a related party                                                101,000                 --            156,392
  Changes in Operating Assets and Liabilities:
     Accounts payable and accrued laibilities                         (2,283)            (8,563)            13,439
     Prepaid fees and services                                        30,000                 --            (21,935)
                                                                  ----------         ----------         ----------
           Net cash from operating activities                        (42,320)           (12,026)          (206,507)
                                                                  ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                            --                 --            161,000
  Proceeds from stock subscriptions payable                          286,000                 --            286,000
  Advances from related parties                                        5,600             12,026             28,714
  Repayment of advances from related parties                         (97,714)                --            (97,714)
                                                                   -                 ----------         ----------
         Net cash from financing activities                          193,886             12,026            378,000
                                                                  ----------         ----------         ----------

NET CHANGE IN CASH                                                   151,566                 --            171,493

CASH AT BEGINNING OF PERIOD                                           19,927                136                 --
                                                                  ----------         ----------         ----------

CASH AT END OF PERIOD                                             $  171,493         $      136         $  171,493
                                                                  ==========         ==========         ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                          $       --         $       --         $       --
  Cash paid for income taxes                                      $       --         $       --         $       --

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for debt                                    $       --         $       --         $   31,930
  Common stock issued for licensing agreements                    $  325,000         $       --         $  445,000

                                   CYTTA CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                    December 31, 2010 and September 30, 2010


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements. The results of operations for the period ended December 31, 2010 is not necessarily indicative of the operating results for the full year.

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

                                   CYTTA CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                    December 31, 2010 and September 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting pronouncements issued since the September 31, 2009 audited financial statements of the Company were released and through February 18, 2011. The Company has evaluated these pronouncements and does not expect their adoption to have a material impact on the Company's financial position, or statements.

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

NOTE 3 - ACQUISITION OF LICENSING AGREEMENT

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein "MVNO Agreement") with Vonify Inc of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein "Vonify") and MVNO Mobile Virtual Network Operator Corp (herein "MVNO") of New Westminster, Canada for a license to provide all the "Services" of the Vonify Network to third parties, in the medical marketplace in the USA. The Vonify Network includes those integrated mobile switching facilities, servers, cell sites, telecom and internet connections, billing systems, validation systems, gateways, landline switches and other related facilities used to provide the Services. The Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications. In exchange for the MVNO Agreement, Cytta issued 250,000,000 shares of the Company's common stock to Vonify on November 10, 2010. This transaction will result in Vonify becoming a greater than 10% shareholder of the Company. In connection with the transaction, a controlling shareholder of Vonify became a Director of the Company.

Subsequent to the transaction, the Company determined the carrying value of the licensing agreement to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35 the Company has determined that the asset is fully impaired and has been written down to zero as of December 31, 2010.

                                   CYTTA CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                    December 31, 2010 and September 30, 2010


NOTE 4 - RELATED PARTY NOTES PAYABLE

As of December 31, 2010 and September 30, 2010 the Company owed various related parties $61,912 and $53,026, respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Issuances - During the period ended December 31, 2010, the Company's Board of Directors resolved to issue 250,000,000 shares of common stock in a non-monetary transaction to acquire a licensing agreement at $0.0013 per share.

Common Stock Subscriptions - During the period ended December 31, 2010 the Company received $221,000 from related parties, and $65,000 from unrelated third parties in exchange for the issuance of no less than 265,151,516 shares of common stock at a future date. This amount has been recorded as a common stock subscription in the Company's financial statements. As of the date of this report, the Company has not satisfied its subscriptions obligation through the issuance of shares of common stock.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no reportable subsequent events.

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

All references in this Form 10-Q to the "Company," "Cytta," "we," "us," or "our" are to Cytta Corp.

RESULTS OF OPERATIONS

We are a development stage corporation. We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $986,973 in expenses through December 31, 2010.

The following table provides selected financial data about our company as of December 31, 2010 and September 30th, 2010, respectively.

Balance Sheet Data               December 31, 2010         September 30, 2010
------------------               -----------------         ------------------

Cash and cash equivalents           $171,493                  $ 19,927

Total Assets                        $193,428                  $ 71,862

Total Liabilities                   $ 68,901                  $ 62,298

Shareholder Equity (Deficit)        $124,527                  $  9,564

Net cash used by operating activities since inception (May 30, 2006) through December 31, 2010 was $206,507.

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

Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States. The Company has been utilizing the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue. In exchange for the license, Lifespan has received 120,000,000 (6,000,000 pre-split) shares of the Company's common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of their products and services. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.

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

In exchange for the MVNO Agreement, Cytta issued 250,000,000 shares of the Company's common stock to Vonify Inc. This transaction resulted in Vonify Inc. becoming a greater than 10% shareholder of the Company. Mr. William Becker, a Director of the Company, is a controlling shareholder of Vonify Inc. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2010.

Since the acquisition of the Lifespan technology, and the rights to utilize the Vonify cellular network through the MVNO Agreement, the Company has developed a remote medical monitoring model designed to deliver seamless, near real-time, medical data transmission from home to Insurer. The Company's system seamlessly collects the data generated by the home based medical monitoring devices (such as blood pressure, scale, blood glucose, pulse oxygen etc), utilizing Bluetooth connectivity. This medical data is seamlessly sent from the medical device to the Company's Medical Smartphone, which is also located in the home. The Company's Medical Smartphone, contains proprietary programming which automatically receives the medical data and utilizes the Company's wireless telecommunication services, to transmit the data through the cellular network.

The Data is automatically transmitted to the electronic medical monitoring systems (EMR's) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote monitoring. These Medical Groups contract with Cytta and are responsible for placing the system in the homes of their clients who require monitoring.

The Company has now finalized the testing of the Vonify network in the US utilizing Vonify SIM cards installed on Nexus One android smartphones deployed in various parts of the US. After comprehensive testing, the Cytta network was found to be fully functional and compliant in regards to voice, data and SMS connectivity. The network is suitable in all aspects for utilization by Cytta for the movement of medical information gathered from Bluetooth enabled remote medical monitoring devices. The Company is working on incorporating medical monitoring devices to measure of Blood Pressure, Glucose Values, Weight, PT/INR, ECG Rhythms, Respiration, Temperature, Pulse, and Oxygen Saturation into the Cytta Ecosystem. The Cytta Medical smartphones are also fully functional voice, data and SMS cell phones.

The Company's integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system. Cytta is best described as a Medical Health Service Provider (MHSP). To this end the Company is currently demonstrating the system to numerous potential device manufacturing partners and Medical Group clients wishing to utilize and or participate in the Company's "medical monitoring ecosystem'.

Cytta currently has minimal operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the MVNO Agreement. We have entered into certain management and consulting contracts with our senior Officers and non affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We do not currently engage in any product research and development however the Company's marketing Agreements may cause us to engage in research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have no immediate plans to add employees, other than the current management and consultants, although we may do so in the future as a result of the operations related to the marketing Agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of December 31, 2010 was $171,493.

We are a development stage company and currently have limited marketing operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

LOANS TO THE COMPANY

We have been receiving loans from shareholders of the company to pay general operating costs. As of December 31, 2010, we had $61,912 in loans outstanding.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2010, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

The Company issued 250,000,000 of its $0.00001 par value common stock for the acquisition of the MVNO License in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

None of the transactions involved any underwriters or underwriting discounts. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.                               Description
-----------                               -----------
31.1 / 31.2          Rule 13(a) -  14(a)/15(d)-14(a)  Certification of Principal
                     Executive and Financial Officer

32.1 / 32.2          Rule  1350   Certification   of  Principal   Executive  and
                     Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTTA CORP.

Dated: February 18, 2010


By: /s/ Stephen Spalding
    ----------------------------------------------
    Stephen Spalding
    CEO, Principal Executive and Financial Officer