Form 10-Q
period 2011-03-31
CYTTA CORP.
filed 2011-05-19
CIK 1383088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ___________ to ____________

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 18th, 2011, there were 1,328,078,203 shares of the issuer's common stock, par value $0.00001, outstanding.

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

                                   CYTTA CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      March 31,          September 30,
                                                                        2011                 2010
                                                                     ----------           ----------
                                                                     (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $   63,785           $   19,927
  Prepaid fees and services                                                  --               51,935
                                                                     ----------           ----------
      TOTAL CURRENT ASSETS                                               63,785               71,862
                                                                     ----------           ----------
PROPERTY AND EQUIPMENT, net                                                 206                   --
                                                                     ----------           ----------

      TOTAL ASSETS                                                   $   63,991           $   71,862
                                                                     ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $    7,982           $    9,272
  Due to related parties                                                 99,032               53,026
                                                                     ----------           ----------
      TOTAL LIABILITIES                                                 107,014               62,298
                                                                     ----------           ----------
STOCKHOLDERS' DEFICIT
  Authorized:
    100,000,000 preferred shares, $0.001 par value
    1,900,000,000 common shares, $0.00001 par value
  Issued and outstanding shares:
    1,328,078,203 and 1,078,078,203 common shares                        12,721               10,221
    Additional paid-in capital                                          812,219              489,719
    Subscriptions payable                                               301,000                   --
    Common shares pending cancellation                                      560                  560
    Deficit accumulated during the development stage                 (1,169,523)            (490,936)
                                                                     ----------           ----------
     TOTAL STOCKHOLDERS' DEFICIT                                        (43,023)               9,564
                                                                     ----------           ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $   63,991           $   71,862
                                                                     ==========           ==========

                                   CYTTA CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                             Cumulative from
                                                                                                               Inception on
                                         For the Three Months Ended           For the Six Months Ended       May 30, 2006 to
                                                  March 31,                           March 31,                  March 31,
                                           2011              2010              2011              2010              2011
                                      --------------    --------------    --------------    --------------    --------------
REVENUES                              $           --    $           --    $           --    $           --    $           --

OPERATING EXPENSES
  Professional fees                           40,028             7,028            80,703            10,323           217,210
  Management fees                            129,857             7,662           249,476             7,662           388,361
  General and administrative                  12,450             6,505            22,830             6,673           121,793
  Impairment of licensing agreement               --                --           325,000                --           441,581
                                      --------------    --------------    --------------    --------------    --------------
      TOTAL OPERATING EXPENSES               182,335            21,195           678,009            24,658         1,168,945
                                      --------------    --------------    --------------    --------------    --------------
NET LOSS FROM OPERATIONS                    (182,335)          (21,195)         (678,009)          (24,658)       (1,168,945)

OTHER INCOME (EXPENSE)
  Interest income                                 95                --               133                --               133
  Interest expense                              (310)             (147)             (711)             (147)             (711)
                                      --------------    --------------    --------------    --------------    --------------
      TOTAL OTHER INCOME (EXPENSE)              (215)             (147)             (578)             (147)             (578)

NET LOSS BEFORE TAXES                       (182,550)          (21,342)         (678,587)          (24,805)       (1,169,523)
                                      --------------    --------------    --------------    --------------    --------------
Provision for income taxes                        --                --                --                --                --

NET LOSS                              $     (182,550)   $      (21,342)   $     (678,587)   $      (24,805)   $   (1,169,523)
                                      ==============    ==============    ==============    ==============    ==============
PER SHARE DATA:
  Basic and diluted income (loss)
   per common share                   $        (0.00)   $        (0.00)   $        (0.00)   $        (0.00)
                                      --------------    --------------    --------------    --------------
  Weighted average number of
   common shares outstanding           1,328,078,203       693,301,296     1,273,133,148       648,867,674
                                      ==============    ==============    ==============    ==============

                                   CYTTA CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                        Cumulative from
                                                                                                         Inception on
                                                                     For the Six Months Ended           May 30, 2006 to
                                                                             March 31,                      March 31,
                                                                    2011                 2010                2011
                                                                ------------         ------------        ------------
OPERATING ACTIVITIES
  Net income (loss)                                             $   (678,587)        $    (24,805)       $ (1,169,523)
  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
     Depreciation and amortization                                        --                   --               3,419
     Impairment of licensing agreement                               325,000                   --             441,581
     Issuance of common stock for services and expenses                   --                   --             187,570
     Operating expenses paid on behalf of the Company
      by a related party                                             198,500               16,092             253,892
  Changes in Operating Assets and Liabilities:
     Accounts payable and accrued laibilities                         (1,290)              (4,085)             14,432
     Prepaid fees and services                                        51,935               12,662                  --
                                                                ------------         ------------        ------------
           NET CASH FROM OPERATING ACTIVITIES                       (104,442)                (136)           (268,629)
                                                                ------------         ------------        ------------
INVESTING ACTIVITIES
  Purchase of property and equipment                                    (206)                  --                (206)
                                                                ------------         ------------        ------------
           NET CASH FROM INVESTING ACTIVITIES                           (206)                  --                (206)
                                                                ------------         ------------        ------------
FINANCING ACTIVITIES
  Common stock issued for cash                                            --                   --             161,000
  Proceeds from stock subscriptions payable                          301,000                   --             301,000
  Advances from related parties                                        5,600                   --               5,600
  Repayment of advances from related parties                        (158,094)                  --            (134,980)
                                                                ------------         ------------        ------------
           NET CASH FROM FINANCING ACTIVITIES                        148,506                   --             332,620
                                                                ------------         ------------        ------------
NET CHANGE IN CASH                                                    43,858                 (136)             63,785
CASH AT BEGINNING OF PERIOD                                           19,927                  136                  --
                                                                ------------         ------------        ------------

CASH AT END OF PERIOD                                           $     63,785         $         --        $     63,785
                                                                ============         ============        ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                        $         --         $         --        $         --
  Cash paid for income taxes                                    $         --         $         --        $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for fees and services                     $         --         $    180,000        $     31,930
  Common stock issued for debt                                            --               31,930              31,930
  Common stock issued for licensing agreements                  $    325,000         $         --        $    445,000

                                   CYTTA CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                      March 31, 2011 and September 30, 2010
                                  (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

                                   CYTTA CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                      March 31, 2011 and September 30, 2010
                                  (Unaudited)


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

Subsequent to the transaction, the Company determined the carrying value of the licensing agreement to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35 the Company has determined the value of the asset to be fully impaired as of December 31, 2010 and recognized $325,000 of impairment expense during the six month period ended March 31, 2010.

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of March 31, 2011 and September 30, 2010 the Company owed various related parties $99,032 and $53,026, respectively. The notes are unsecured, bear no interest and are due on demand.

                                   CYTTA CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                      March 31, 2011 and September 30, 2010
                                  (Unaudited)


NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Issuances - During the period ended March 31, 2011, the Company's Board of Directors resolved to issue 250,000,000 shares of common stock in a non-monetary transaction to acquire a licensing agreement at $0.0013 per share.

Common Stock Subscriptions - During the period ended March 31, 2011 the Company received $221,000 from related parties, and $80,000 from unrelated third parties in exchange no less than 265,151,516 shares of common stock and no less than 2,100,000 convertible preferred shares to be issued at a future date. This amount has been recorded as stock subscriptions in the Company's financial statements. As of the date of this report, the Company has not satisfied its subscriptions obligation through the issuance of shares of stock.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company received $151,000 from unrelated third parties in exchange no less than 151,000,000 warrants to purchase 151,000,000 shares of the Company's common stock at $0.01 per share. As of the date of this report, the Company has not satisfied its subscriptions obligation through the issuance of the shares of stock or warrants.

In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no other reportable subsequent events.

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

All references in this Form 10-Q to the "Company," "Cytta," "we," "us," or "our" are to Cytta Corp.

RESULTS OF OPERATIONS

We are a development stage corporation. We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $1,169,523 in expenses through March 31, 2011.

The following table provides selected financial data about our company as of March 31, 2011 and September 30th, 2010, respectively.

Balance Sheet Data                 March 31, 2011         September 30, 2010
------------------                 --------------         ------------------

Cash and cash equivalents            $ 63,785                  $19,927

Total Assets                         $ 63,991                  $71,862

Total Liabilities                    $107,014                  $62,298

Shareholder Equity (Deficit)         $(43,023)                 $ 9,564

Net cash used by operating activities since inception (May 30, 2006) through March 31, 2011 was $332,620.

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

Since the acquisition of the Lifespan technology, and the rights to utilize the Vonify cellular network through the MVNO Agreement, the Company developed a remote medical monitoring model designed to deliver seamless, near real-time, medical data transmission from home to Insurer. The Company's system was designed to seamlessly collect the data generated by the home based medical monitoring devices (such as blood pressure, scale, blood glucose, pulse oxygen etc), utilizing Bluetooth connectivity. This medical data is seamlessly sent from the medical device to the Company's Medical Smartphone, which is also located in the home. The Company's Medical Smartphone, contains proprietary programming, consisting of a "Firmware Client", which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company's wireless telecommunication services, to transmit the data through the cellular network to the Online Cytta Data repository. From the Online Cytta Data repository the data can be automatically transmitted to the electronic medical monitoring systems (EMR's) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote monitoring. These Medical Groups contract with Cytta and are responsible for placing the system in the homes of their clients who require monitoring.

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

The Company plans on incorporating medical monitoring devices to measure of Blood Pressure, Glucose Values, Weight, PT/INR, ECG Rhythms, Respiration, Temperature, Pulse, and Oxygen Saturation into the Cytta Ecosystem.

The Company and its development partners have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One android smartphones. The testing of the combination Smartphone and Firmware Client, which has collectively been described as the Cytta Medical Smartphone, with the blood pressure, weight scale, pulse/oximetry and blood glucose devices has been completed and are all functioning seamlessly.

The Company is now completing the development of the `Online Data Presentation Screens" to represent the data captured by the system for its potential clients. Upon completion of the Online Data Presentation Screens and acquisition and programming of a supply of suitable android smartphones, the Company will begin installing the complete Cytta Ecosystems in several test locations in the US, with potential Medical Group clients wishing to utilize and or participate in the Company's "medical monitoring ecosystem'. Upon conclusion of testing, the Company will begin its deployment of its systems and commence operations as a Medical Health Service Provider (MHSP).

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of March 31, 2011 was $63,785.

We are a development stage company and currently have limited marketing operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

LOANS TO THE COMPANY

We have been receiving loans from shareholders of the company to pay general operating costs. As of March 31, 2011, we had $99,032 in loans outstanding.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CYTTA CORP.

Dated: May 19th, 2011


By: /s/ Stephen Spalding
    -----------------------------------
    Stephen Spalding
    CEO, Principal Executive and
    Financial Officer