Form 10-Q
period 2011-06-30
CYTTA CORP.
filed 2011-08-19
CIK 1383088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

                                       or

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 15th, 2011, there were 1,328,078,203 shares of the issuer's common stock, par value $0.00001, outstanding.

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

                                   Cytta Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                       June 30,             September 30,
                                                                         2011                   2010
                                                                     ------------           ------------
                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $    214,593           $     19,927
  Inventory                                                                 5,440                     --
  Investment in joint venture                                              25,000                     --
  Prepaid fees and services                                                    --                 51,935
                                                                     ------------           ------------

      Total Current Assets                                                245,033                 71,862
                                                                     ------------           ------------

PROPERTY AND EQUIPMENT, net                                                 7,262                     --
                                                                     ------------           ------------

      TOTAL ASSETS                                                   $    252,295           $     71,862
                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $      8,739           $      9,272
  Due to related parties                                                  191,531                 53,026
                                                                     ------------           ------------

      TOTAL LIABILITIES                                                   200,270                 62,298
                                                                     ------------           ------------
STOCKHOLDERS' DEFICIT
  Authorized:
    100,000,000 preferred shares, $0.001 par value
    1,900,000,000 common shares, $0.00001 par value
  Issued and outstanding shares:
    1,328,078,203 and 1,078,078,203 common shares                          12,721                 10,221
  Additional paid-in capital                                              802,219                489,719
  Subscriptions payable                                                   568,000                     --
  Common shares pending cancellation                                          560                    560
  Deficit accumulated during the development stage                     (1,341,475)              (490,936)
                                                                     ------------           ------------
  Noncontrolling interest in joint venture                                 10,000                     --
                                                                     ------------           ------------

      Total Stockholders' Equity                                           52,025                  9,564
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    252,295           $     71,862
                                                                     ============           ============

                                   Cytta Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                           Cumulative from
                                        For the Three Months Ended         For the Nine Months Ended         Inception on
                                                 June 30,                           June 30,               May 30, 2006 to
                                    --------------------------------   --------------------------------        June 30,
                                         2011              2010             2011              2010               2011
                                    --------------    --------------   --------------    --------------     --------------
REVENUES                            $        2,000    $           --   $        2,000    $           --     $        2,000

Cost of Goods Sold                           1,360                --            1,360                --              1,360
                                    --------------    --------------   --------------    --------------     --------------

      Gross Margin                             640                --              640                --                640

OPERATING EXPENSES
  Professional fees                         32,653            16,605          113,356            31,927            249,863
  Management fees                          113,028            45,000          362,504            52,662            501,389
  General and administrative                26,670             8,747           49,500            10,420            148,463
  Impairment of licensing agreement             --                --          325,000                --            441,581
                                    --------------    --------------   --------------    --------------     --------------

      Total Operating Expenses             172,351            70,352          850,360            95,009          1,341,296
                                    --------------    --------------   --------------    --------------     --------------

NET LOSS FROM OPERATIONS                  (171,711)          (70,352)        (849,720)          (95,009)        (1,340,656)

OTHER INCOME (EXPENSE)
  Interest income                               84                --              217                --                217
  Interest expense                            (325)             (234)          (1,036)             (381)            (1,036)
                                    --------------    --------------   --------------    --------------     --------------
      Total Other Income (Expense)            (241)             (234)            (819)             (381)              (819)

NET LOSS BEFORE TAXES                     (171,952)          (70,586)        (850,539)          (95,390)        (1,341,475)
                                    --------------    --------------   --------------    --------------     --------------

Provision for income taxes                      --                --               --                --                 --
                                    --------------    --------------   --------------    --------------     --------------

NET LOSS                            $     (171,952)   $      (70,586)  $     (850,539)   $      (95,390)    $   (1,341,475)
                                    ==============    ==============   ==============    ==============     ==============
PER SHARE DATA:
  Basic and diluted income (loss)
   per common share                 $        (0.00)   $        (0.00)  $        (0.00)   $        (0.00)
                                    --------------    --------------   --------------    --------------
  Weighted average number of
   common shares outstanding         1,328,078,203     1,014,616,666    1,291,448,166       809,044,872
                                    ==============    ==============   ==============    ==============

                                   Cytta Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                Cumulative from
                                                               For the Nine Months Ended          Inception on
                                                                       June 30,                 May 30, 2006 to
                                                            -------------------------------        June 30,
                                                                2011               2010              2011
                                                            ------------       ------------      ------------
OPERATING ACTIVITIES
  Net income (loss)                                         $   (850,539)      $    (95,391)     $ (1,341,475)
  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
     Depreciation and amortization                                    --                 --             3,419
     Impairment of licensing agreement                           325,000                 --           441,581
     Issuance of common stock for services and expenses               --                 --           187,570
     Operating expenses paid on behalf of the Company
      by a related party                                         198,500             16,660           253,892
  Changes in Operating Assets and Liabilities:
     Accounts payable and accrued laibilities                       (534)              (283)           15,188
     Inventory                                                    (5,440)                --            (5,440)
     Prepaid fees and services                                    51,935             73,662                --
                                                            ------------       ------------      ------------
          Net cash from operating activities                    (281,078)            (5,352)         (445,265)
                                                            ------------       ------------      ------------
INVESTING ACTIVITIES
  Investment in joint venture                                    (25,000)                --           (25,000)
  Purchase of property and equipment                              (7,262)                --            (7,262)
                                                            ------------       ------------      ------------
          Net cash from investing activities                     (32,262)                --           (32,262)
                                                            ------------       ------------      ------------
FINANCING ACTIVITIES
  Common stock issued for cash                                        --                 --           161,000
  Proceeds from stock subscriptions payable                      568,000                 --           568,000
  Advances from related parties                                  103,100              7,700           126,214
  Repayment of advances from related parties                    (163,094)                --          (163,094)
                                                            ------------       ------------      ------------
          Net cash from financing activities                     508,006              7,700           692,120
                                                            ------------       ------------      ------------

NET CHANGE IN CASH                                               194,666              2,348           214,593
CASH AT BEGINNING OF PERIOD                                       19,927                136                --
                                                            ------------       ------------      ------------
CASH AT END OF PERIOD                                       $    214,593       $      2,484      $    214,593
                                                            ============       ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                    $         --       $         --      $         --
  Cash paid for income taxes                                $         --       $         --      $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for fees and services                 $         --       $    180,000      $     31,930
  Common stock issued for debt                                        --             31,930            31,930
  Common stock issued for licensing agreements              $    325,000       $         --      $    445,000

                                   Cytta Corp.
                          (A Development Stage Company)
              Condensed Notes to Consolidated Financial Statements
                      June 30, 2011 and September 30, 2010


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements. The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

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

                                   Cytta Corp.
                          (A Development Stage Company)
              Condensed Notes to Consolidated Financial Statements
                      June 30, 2011 and September 30, 2010


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

Subsequent to the transaction, the Company determined the carrying value of the licensing agreement to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35 the Company has determined the value of the asset to be fully impaired as of December 31, 2010 and recognized $325,000 of impairment expense during the nine month period ended June 30, 2010.

NOTE 4 - JOINT VENTURE

On June 24, 2011, the Company entered into a joint venture agreement with Promia, Inc., ("Promia") to utilize Promia's proprietary information security technologies to create security enabled software and hardware solutions for the Company. Under the terms of the joint venture agreement, the Company has agreed to install and market the Promia security technology on all systems they deploy in the United States and abroad and Promia has agreed to create the hardware and software development necessary to integrate their technology with the Company's mobile network applications.

                                   Cytta Corp.
                          (A Development Stage Company)
              Condensed Notes to Consolidated Financial Statements
                      June 30, 2011 and September 30, 2010


NOTE 4 - JOINT VENTURE (CONTINUED)

To fulfill the objectives, the Company and Promia agreed to form a Joint Venture LLC named Cytta Connects, LLC ("JV"), wherein 60 percent of the JV is owned by the Company and 40 percent of the JV is owed by Promia. Under the terms of the agreement, initial funding for the JV was to be $250,000 to be provided by the Company. As of June 30, 2011 the Company has funded $25,000 as an Investment in Joint Venture and has been accounted for in accordance with ASC 810 (see Note
5).

NOTE 5 - NONCONTROLLING INTEREST

On June 24, 2011, the Company entered into a joint venture Agreement with Promia, Inc., ("Promia") to utilize Promia's proprietary information security technologies to create security enabled software and hardware solutions for the Company. See Note 4 for description of Joint Venture.

Per the terms of the agreement, the JV is 60 percent is owned by the Company and 40 percent by Promia. According to ASC 810, the Company is required to consolidate the all the assets, liabilities and operations of the JV and record a noncontrolling interest for the portion of net assets controlled by Promia within stockholders' equity.
 As of June 24th, 2011, the Company recorded a noncontrolling interest of $10,000 or 40% of the net assets of $25,000 as a noncontrolling interest to Promia. As of June 30, 2011, the JV did not have any operations or expenses.

NOTE 6 - RELATED PARTY NOTES PAYABLE

As of June 30, 2011 and September 30, 2010 the Company owed various related parties $191,531 and $53,026, respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES
During the period ended June 30, 2011, the Company's Board of Directors resolved to issue 250,000,000 shares of common stock in a non-monetary transaction to acquire a licensing agreement at $0.0013 per share.

COMMON STOCK SUBSCRIPTIONS
During the period ended June 30, 2011, the Company received $301,000 from related parties and $221,000 from related parties and $80,000 from unrelated third parties in exchange for 267,251,516 shares of common stock and no less than 2,100,000 convertible preferred shares to be issued at a future date. These amounts have been recorded as stock subscriptions in the Company's financial statements. As of the date of this report, the Company has not satisfied its subscriptions obligation through the issuance of shares of stock.

On March 31, 2011, the Company provided an offering to potential investors of a maximum of 10 units at $25,000 per unit or $0.001 per share. Each unit consist of 25,000,000 shares of common stock and 25,000,000 warrants to purchase the Company's common stock at $0.01 per share. The warrants are exercisable at any time from their initial issue date until March 30, 2012.

During the period ended June 30, 2011, the Company sold 10.98 units and received $267,000 in cash which has been thus been recorded as a stock subscription payable until upon such time that the Company issues the shares of common stock.

                                   Cytta Corp.
                          (A Development Stage Company)
              Condensed Notes to Consolidated Financial Statements
                      June 30, 2011 and September 30, 2010


Each warrant is exercisable are exercisable at any time from their initial issue date until March 30, 2012 at an exercise price of $0.01 per shares. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions: 1 year or less term, $0.09-$0.19 stock price, $0.01 exercise price, 180-221% volatility, 0.22-0.80% risk free rate. The Company has allocated $51,865 of the total $267,000 proceeds to the value of the warrants.

NOTE 6 - WARRANTS

During the period ended June 30, 2011, the Company issued 269,500,000 warrants in conjunction with the stock offering noted in Note 5. The warrants are exercisable at $0.01 per share and expire on March 30, 2012.

Summary information regarding common stock warrants issued and outstanding as of June 30, 2011 is as follows:

                                                                      Weighted
                                                                      Average
                                                 Warrants           Share Price
                                                 --------           -----------

     Outstanding at September 30, 2010                  --            $   --
       Granted                                 269,500,000              0.01
       Exercised                                        --                --
       Expired                                          --                --
                                               -----------            ------
     Outstanding at June 30, 2011              269,500,000            $ 0.01
                                               ===========            ======


Summary of warrants outstanding and exercisable as of June 30, 2011 is as follows:

                       Outstanding                          Exercisable
     Exercise           Number of         Remaining          Number of
      Price              Shares             Life              Shares
      -----              ------             ----              ------

     $ 0.01            269,500,000          0.67           269,500,000

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no other reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K for the year ended September 30, 2010. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Cytta," "we," "us," or "our" are to Cytta Corp.

RESULTS OF OPERATIONS

We are a development stage corporation. We have generated $2,000 in revenues from our business operations since inception (May 30, 2006) and have incurred $1,341,296 in expenses through June 30, 2011.

The following table provides selected financial data about our company as of June 30, 2011 and September 30th, 2010, respectively.

     Balance Sheet Data                 June 30, 2011     September 30, 2010
     ------------------                 -------------     ------------------

     Cash and cash equivalents            $214,593             $ 19,927
     Total Assets                         $252,295             $ 71,862
     Total Liabilities                    $200,270             $ 62,298
     Shareholder Equity (Deficit)         $ 52,025             $  9,564

Net cash used by operating activities since inception (May 30, 2006) through June 30, 2011 was $445,265.

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

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein "MVNO Agreement") with Vonify Inc of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein "Vonify") and MVNO Mobile Virtual Network Operator Corp (herein "MVNO") of New Westminster, Canada for a license to provide all the "Services" of the Vonify Network to third parties, initially in the medical marketplace in the USA.

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

The Company has now finalized the testing of the Vonify network in the US utilizing Vonify SIM cards installed on Nexus One and My Touch HTC android smartphones deployed in various parts of the US. After comprehensive testing, the Cytta network was found to be fully functional and compliant in regards to voice, data and SMS connectivity. The network is suitable in all aspects for utilization by Cytta for the movement of medical information gathered from Bluetooth enabled remote medical monitoring devices. The Cytta Medical smartphones are also fully functional voice, data and SMS cell phones.

The Company plans on incorporating medical monitoring devices to measure of Blood Pressure, Glucose Values, Weight, PT/INR, ECG Rhythms, Respiration, Temperature, Pulse, and Oxygen Saturation into the Cytta Ecosystem.

The Company and its development partners have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One and HTC My Touch android smartphones. The testing of the combination Smartphone and Firmware Client, which has collectively been described as the Cytta Medical Smartphone, with the blood pressure, weight scale, pulse/oximetry and blood glucose devices has been completed and are all functioning seamlessly.

The Company and its partners are now completing the development of the `Online Data Presentation Screens" to represent the data captured by the system for its potential clients. Upon completion of the Online Data Presentation Screens and acquisition and programming of a supply of suitable android smartphones, the Company will begin installing the complete Cytta Ecosystems in several test locations in the US, with potential Medical Group clients wishing to utilize and or participate in the Company's "medical monitoring ecosystem'. Upon conclusion of testing, the Company will begin its deployment of its systems and commence operations as a Medical Health Service Provider (MHSP).

The Company's integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system. To this end the Company is currently demonstrating the system to numerous potential device manufacturing partners and Medical Group clients wishing to utilize and or participate in the Company's "medical monitoring ecosystem".

In an effort to respond to numerous data security concerns related to the transmission of information through a mobile communications network, on June 24th, 2011, the Company entered into a Joint Venture and Value Added Reseller Agreement (herein the "Agreement") with Promia, Inc of San Francisco, Ca (herein "Promia") to utilize Promia's software and hardware development services and technologies to create robust and security enabled software and hardware solutions for the Cytta Medical Ecosystem and the Cytta mobile network. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011

Cytta currently has minimal operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the MVNO Agreement. We have entered into certain management and consulting contracts with our senior Officers and non affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We do not currently engage in any product research and development however the Company's Joint Venture
Agreement and marketing Agreements may cause us to engage in research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have no immediate plans to add employees, other than the current management and consultants, although we may do so in the future as a result of the operations related to the marketing Agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance as of June 30, 2011 was $214,593.

We are a development stage company and currently have limited marketing operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

LOANS TO THE COMPANY

We have been receiving loans from shareholders of the company to pay general operating costs. As of June 30, 2011, we had $191,531 in loans outstanding.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities with the exception of the Cytta Connect LLC joint venture. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Stephen
Spalding, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 19, 2011


By: /s/ Stephen Spalding
   ----------------------------------------------
   Stephen Spalding
   CEO, Principal Executive and Financial Officer