Form 10-Q/A
period 2011-06-30
CYTTA CORP.
filed 2011-09-26
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

Amendment No. 1

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

(702) 307-1680
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15th, 2011, there were 1,328,078,203 shares of the issuer’s common stock, par value $0.00001, outstanding.

Explanatory Note

ITEM 6.

EXHIBITS

Exhibit No.

*31.1 / 31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial             Officer

*32.1 / 32.2      Rule 1350 Certification of Principal Executive and Financial Officer

** 101.INS  XBRL Instance Document, furnished herewith.

**101.SCH  XBRL Schema Document, furnished herewith.

**101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith.

**101.LAB   XBRL Taxonomy Extension Label Linkbase Document, furnished herewith.

**101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith.

**101.DEF  XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith.

*  Previously filed.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTTA CORP.

Dated: September 23, 2011

By:/s/ Stephen Spalding

Stephen Spalding CEO, Principal Executive and Financial Officer

3