Form 10-Q/A
period 2010-12-31
CYTTA CORP.
filed 2012-05-15
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q /A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 18th, 2011, there were 1,328,078,203 shares of the issuer’s common stock, par value $0.00001, outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 as originally filed with the Securities and Exchange Commission on February 22, 2011 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended December 31, 2010 required to be restated. The Company originally determined the carrying value of the MVNO License to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35, the Company determined the asset was fully impaired and was written down to zero as of December 31, 2010. The Company subsequently concluded this determination was incorrect and in accordance with ASC 350-30-35 the Company has determined the asset impairment calculations resulted in a write down to $12,960 as of December 31, 2010.The condensed balance sheet as of December 31, 2010 and the condensed statements of operations and cash flows for the quarter ended December 31, 2010 and since inception on May 30, 2006 included in this Form 10-Q/A have been restated to reflect the revised MVNO License asset impairment and write down to $12,960. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

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

Cytta Corp.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2010	2010
	Restated
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 171,493	$ 19,927
Prepaid fees and services	21,935	51,935
Total Current Assets	193,428	71,862

OTHER ASSETS
MVNO License	12,960	-
Total Other Assets	12,960	-

TOTAL ASSETS	$ 206,388	$ 71,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 6,989	$ 9,272
Due to related parties	61,912	53,026

TOTAL LIABILITIES	68,901	62,298

STOCKHOLDERS' DEFICIT

Authorized:
100,000,000 preferred shares, $0.001 par value
1,900,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
1,328,078,203 and 1,078,078,203 common shares	12,721	10,221
Additional paid-in capital	812,219	489,719
Subscriptions payable	286,000	-
Common shares pending cancellation	560	560
Deficit accumulated during the development stage	(974,013)	(490,936)
Total Stockholders' Deficit	137,487	9,564

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 206,388	$ 71,862

Cytta Corp.
(A Development Stage Company)
Statements of Operations

			Cumulative from
			Inception on
	For the Three Months Ended		May 30, 2006 to
	December 31,		December 31,
	2010	2009	2010
	Restated		Restated
REVENUES	$ -	$ -	$ -
OPERATING EXPENSES

Professional fees	40,675	3,295	177,182
Management fees	119,619	-	258,504
General and administrative	10,379	168	109,342
Impairment of licensing agreement	312,040	-	428,621

Total Operating Expenses	482,713	3,463	973,649

NET LOSS FROM OPERATIONS	(482,713)	(3,463)	(973,649)
OTHER INCOME (EXPENSE)
Interest income	38	-	38
Interest expense	(402)	-	(402)
Total Other Income (Expense)	(364)	-	(364)

NET LOSS BEFORE TAXES	(483,077)	(3,463)	(974,013)
Provision for income taxes	-	-	-

NET LOSS	$ (483,077)	$ (3,463)	$ (974,013)
PER SHARE DATA:
Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,219,382,551	605,400,000

Cytta Corp.
(A Development Stage Company)
Statements of Cash Flows
			Cumulative from
			Inception on
	For the Three Months Ended		May 30, 2006 to
	December 31,		December 31,
	2010	2009	2010
	Restated		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (483,077)	$ (3,463)	$ (974,013)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	-	-	3,419
Impairment of licensing agreement	312,040	-	428,621
Issuance of common stock
for services and expenses	-	-	187,570
Operating expenses paid on behalf of the
Company by a related party	101,000	-	156,392
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(2,283)	(8,563)	13,439
Prepaid fees and services	30,000	-	(21,935)
Net cash from operating activities	(42,320)	(12,026)	(206,507)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	161,000
Proceeds from stock subscriptions payable	286,000	-	286,000
Advances from related parties	5,600	12,026	28,714
Repayment of advances from related parties	(97,714)	-	(97,714)
Net cash from financing activities	193,886	12,026	378,000
NET CHANGE IN CASH	151,566	-	171,493
CASH AT BEGINNING OF PERIOD	19,927	136	-
CASH AT END OF PERIOD	$ 171,493	$ 136	$ 171,493
SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for debt	$ -	$ -	$ 31,930
Common stock issued for licensing agreement	$ 325,000	$ -	$ 445,000

CYTTA CORP.
 (A Development Stage Company)

Condensed Notes to Restated Financial Statements
December 31, 2010 and September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying restated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4- ACQUISITION OF LICENSING AGREEMENT

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

Subsequent to the transaction, the Company determined the carrying value of the licensing agreement to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35 the Company has determined that the asset impaired and has been written down to $12,960 as of December 31, 2010.

NOTE 5 - RELATED PARTY NOTES PAYABLE

As of December 31, 2010 and September 30, 2010 the Company owed various related parties $61,912 and $53,026, respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 6 - STOCKHOLDERS' EQUITY

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

NOTE 7 - RESTATEMENT

The Company has restated its financial statements as of and for the quarter ended December 31, 2010. The financial statements have been restated to reflect the adjusted impairment of the MVNO License Agreement.

a) Balance Sheet
	As of December 31, 2010
	As Reported	Adjustment	Restated
ASSETS
Cash and cash equivalents	$ 171,493	$ -	$ 171,493
Prepaid fees and services	21,935	-	21,935
MVNO License	-	12,960	12,960
TOTAL ASSETS	193,428	12,960	206,388

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	6,989	-	6,989
Due to related parties	61,912	-	61,912
TOTAL LIABILITIES	68,901	-	68,901
STOCKHOLDERS' EQUITY
Common stock	12,721	-	12,721
Additional paid-in capital	812,219	-	812,219
Subscriptions payable	286,000	-	286,000
Common shares pending cancellation	560	-	560
Deficit accumulated during the development stage	(986,973)	12,960	(974,013)
TOTALSTOCKHOLDERS' EQUITY	124,527	12,960	137,487
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	193,428	12,960	206,388

b) Statement of Operations
	Accumulated from Inception on May 30, 2006
	to December 31, 2010
	As Reported	Adjusted	Restated
REVENUES	$ -	$ -	$ -
OPERATING EXPENSES
Professional fees	177,182	-	177,182
Management fees	258,504	-	258,504
General and administrative	109,342	-	109,342
Impairment of licensing agreement	441,581	(12,960)	428,621

Total Operating Expenses	986,609	(12,960)	973,649
NET LOSS FROM OPERATIONS	(986,609)	12,960	(973,649)
OTHER INCOME (EXPENSE)
Interest income	38	-	38
Interest expense	(402)	-	(402)
Total Other Income (Expense)	(364)	-	(364)
NET LOSS BEFORE TAXES	(986,973)	12,960	(974,013)
Provision for income taxes	-	-	-
NET LOSS	(986,973)	12,960	(974,013)

b) Statement of Operations
	Accumulated from Inception on May 30, 2006
	to December 31, 2010
	As Reported	Adjusted	Restated
REVENUES	$ -	$ -	$ -
OPERATING EXPENSES
Professional fees	177,182	-	177,182
Management fees	258,504	-	258,504
General and administrative	109,342	-	109,342
Impairment of licensing agreement	441,581	(12,960)	428,621
Total Operating Expenses	986,609	(12,960)	973,649
NET LOSS FROM OPERATIONS	(986,609)	12,960	(973,649)

OTHER INCOME (EXPENSE)
Interest income	38	-	38
Interest expense	(402)	-	(402)
Total Other Income (Expense)	(364)	-	(364)
NET LOSS BEFORE TAXES	(986,973)	12,960	(974,013)
Provision for income taxes	-	-	-
NET LOSS	(986,973)	12,960	(974,013)

NOTE 8 - SUBSEQUENT EVENTS

On March 31, 2011, the Company provided an offering to potential investors of a maximum of 10 units at $25,000 per unit or $0.001 per share. Each unit consisted of 25,000,000 shares of common stock and 25,000,000 warrants to purchase the Company's common stock at $0.01 per share. The warrants are exercisable at any time from their initial issue date until March 30, 2012.

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

The Company issued 269,500,000 warrants in conjunction with the stock offering. The warrants expired on March 30, 2012.

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

To fulfill the objectives, the Company and Promia agreed to form a Joint Venture LLC named Cytta Connects, LLC ("JV"), wherein 60 percent of the JV is owned by the Company and 40 percent of the JV is owed by Promia. Under the terms of the agreement, initial funding for the JV was to be $250,000 to be provided by the Company. The Company has funded $25,000 as an Investment in Joint Venture and has been accounted for in accordance with ASC 810.

Per the terms of the agreement, the JV is 60 percent is owned by the Company and 40 percent by Promia. According to ASC 810, the Company is required to consolidate the all the assets, liabilities and operations of the JV and record a noncontrolling interest for the portion of net assets controlled by Promia within stockholders' equity.

The Company recorded a noncontrolling interest of $10,000 or 40% of the net assets of $25,000 as a noncontrolling interest to Promia. The JV has not had any operations or expenses.

During the period ended June 30, 2011, the Company received $301,000, $221,000 from related parties and $80,000 from unrelated third parties in exchange for 267,251,516 shares of common stock and no less than 2,100,000 convertible preferred shares to be issued at a future date. These amounts have been recorded as stock subscriptions in the Company's financial statements.

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation. We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $974,013 in expenses through December 31, 2010.

The following table provides selected financial data about our company as of December 31, 2010 and September 30th, 2010, respectively.

Balance Sheet Data	December 31, 2010	September 30, 2010
Cash and cash equivalents	$171,493	$19,927
Total Assets	$206,388	$71,862

Total Liabilities	$68,901	$62,298
Shareholder Equity (Deficit)	$137,487	$9,564

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

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein “MVNO Agreement”) with Vonify Inc of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein “Vonify”) and MVNO Mobile Virtual Network Operator Corp (herein “MVNO”) of New Westminster, Canada for a license to provide all the “Services” of the Vonify Network to third parties, in the medical marketplace in the USA.

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

In exchange for the MVNO Agreement, Cytta issued 250,000,000 shares of the Company’s common stock to Vonify Inc.  This transaction resulted in Vonify Inc. becoming a greater than 10% shareholder of the Company.  Mr. William Becker, a Director of the Company, is a

controlling shareholder of Vonify Inc. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2010.

Since the acquisition of the Lifespan technology, and the rights to utilize the Vonify cellular network through the MVNO Agreement, the Company has developed a remote medical monitoring model designed to deliver seamless, near real-time, medical data transmission from home to Insurer.  The Company’s system seamlessly collects the data generated by the home based medical monitoring devices (such as blood pressure, scale, blood glucose, pulse oxygen etc), utilizing Bluetooth connectivity. This medical data is seamlessly sent from the medical device to the Company’s Medical Smartphone, which is also located in the home. The Company’s Medical Smartphone, contains proprietary programming which automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network.  The Data is automatically transmitted to the electronic medical monitoring systems (EMR’s) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote monitoring.  These Medical Groups contract with Cytta and are responsible for placing the system in the homes of their clients who require monitoring.

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

The Company’s integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  Cytta is best described as a Medical Health Service Provider (MHSP).  To this end the Company is currently demonstrating the system to numerous potential device manufacturing partners and Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’.

Cytta currently has minimal operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the MVNO Agreement. We have entered into certain management and consulting contracts with our senior Officers and non affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We do not currently engage in any product research and development however the Company’s marketing Agreements may cause us to engage in research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have no immediate plans to add employees, other than the current management and consultants, although we may do so in the future as a result of the operations related to the marketing Agreements.

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

Consideration of Restatement

In light of the restatement discussed in Note 1 to the condensed consolidated financial statements, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, including whether the error identified was the result of a material weakness in our internal control over financial reporting. As part of this assessment, we reconsidered whether our existing controls around the presentation and disclosure of cumulative effect changes arising from adoption of new accounting standards are expected to provide us with a reasonable level of assurance in meeting their stated objective. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have again concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

CYTTA CORP.

Dated: May 10th , 201 2

By:/s/ Gary Campbell

Gary Campbell
President , Principal Executive and Financial Officer