Form 10-Q/A
period 2012-03-31
CYTTA CORP.
filed 2012-05-29
CIK 1383088

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

As of May 18th, 2011, there were 1,328,078,203 shares of the issuer’s common stock, par value $0.00001, outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the six months ended March 31, 2011 as originally filed with the Securities and Exchange Commission on May 18, 2011 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the six months ended March 31, 2011 required to be restated. The Company originally determined the carrying value of the MVNO License to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35, the Company determined the asset was fully impaired and was written down to zero as of December 31, 2010. The Company subsequently concluded this determination was incorrect and in accordance with ASC 350-30-35 the Company has determined the asset impairment calculations resulted in a write down to $12,960 as of December 31, 2010.The condensed consolidated statement of operations for the six months ended March 31, 2011 included in this Form 10-Q/A have been restated to reflect the revised MVNO License asset impairment and write down to $12,960. This adjustment does not affect our condensed consolidated statement of cash flows, or operating cash flows, although certain adjustments have been made in our total retained earnings as described in Note 1 of the notes to our condensed consolidated financial statements included in this filing. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

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

Cytta Corp.

(A Development Stage Company)

Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
	Restated
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$ 63,785	$ 19,927
Prepaid fees and services	-	51,935

Total Current Assets	63,785	71,862

OTHER ASSETS

MVNO License	12,960	-
Property, Plant, and Equipment, net	206	-

Total Other Assets	13,166	-
	76,951	-
TOTAL ASSETS	$ 76,951	$ 71,862
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,982	$ 9,272
Due to related parties	99,032	53,026

TOTAL LIABILITIES	107,014	62,298

STOCKHOLDERS' DEFICIT

Authorized:
100,000,000 preferred shares, $0.001 par value; 1,900,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
1,328,078,203 and 1,078,078,203 common shares	12,721	10,221
Additional paid-in capital	812,219	489,719
Subscriptions payable	301,000	-
Common shares pending cancellation	560	560
Deficit accumulated during the development stage	(1,156,563)	(490,936)
Total Stockholders' Deficit	(30,063)	9,564
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 76,951	71,862

Cytta Corp.

(A Development Stage Company)
Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		Cumulative from Inception on May 30, 2006 to March 31,
	March 31,		March 31,
	2011	2010	2011	2010	2011
			RESTATED		RESTATED
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	40,028	7,028	80,703	10,323	217,210
Management fees	129,857	7,662	249,476	7,662	388,361
General and administrative	12,450	6,505	22,830	6,673	121,793
Impairment of licensing agreement	-	-	312,040	-	428,621

Total Operating Expenses	182,335	21,195	665,049	24,658	1,155,985

NET LOSS FROM OPERATIONS	(182,335)	(21,195)	(665,049)	(24,658)	(1,155,985)

OTHER INCOME (EXPENSE)
Interest income	95	-	133	-	133
Interest expense	(310)	(147)	(711)	(147)	(711)
Total Other Income (Expense)	(215)	(147)	(578)	(147)	(578)

NET LOSS BEFORE TAXES	(182,550)	(21,342)	(665,627)	(24,805)	(1,156,563)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (182,550)	$ (21,342)	$ (665,627)	$ (24,805)	$ (1,156,563)

PER SHARE DATA:

Basic and diluted income (loss) per common shares	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,328,078,203	693,301,296	1,273,133,148	648,867,674

Cytta Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,		Cumulative from Inception on May 30, 2006 to March 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net income (loss)	$ (665,627)	$ (24,805)	$ (1,156,563)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	-	-	3,419
Impairment of licensing agreement	312,040	-	428,621
Issuance of common stock for services and expenses	-	-	187,570
Operating expenses paid on behalf of the Company by a related party	198,500	16,092	253,892
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(1,290)	(4,085)	14,432
Prepaid fees and services	51,935	12,662	-

Net cash from operating activities	(104,442)	(136)	(268,629)
INVESTING ACTIVITIES

Purchase of property and equipment	(206)	-	(206)
Net cash from investing activities	(206)	-	(206)
FINANCING ACTIVITIES
Common stock issued for cash	-	-	161,000
Proceeds from stock subscriptions payable	301,000	-	301,000
Advances from related parties	5,600	-	5,600
Repayment of advances from related parties	(158,094)	-	-134,980

Net cash from financing activities	148,506	-	332,620
NET CHANGE IN CASH	43,858	(136)	63,785
CASH AT BEGINNING OF PERIOD	19,927	136	-
CASH AT END OF PERIOD	$ 63,785	-	$ 63,785
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for fees and services	$ -	$ 180,000	$ 31,930
Common stock issued for debt	-	31,930	31,930
Common stock issued for licensing agreements	$ 325,000	$ -	$ 445,000

CYTTA CORP.

 (A Development Stage Company)

Condensed Notes to the Restated Financial Statements
March 31, 2011 and September 30, 2010
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

NOTE 4 - ACQUISITION OF LICENSING AGREEMENT

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

Subsequent to the transaction, the Company determined the carrying value of the licensing agreement to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35 the Company has determined the value of the asset to be fully impaired as of December 31, 2010 and recognized $312,040 of impairment expense during the six month period ended March 31, 2011.

NOTE 5 - RELATED PARTY NOTES PAYABLE

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

a) Balance Sheet

		As of March 31, 2011
	As Reported	Adjustment	Restated
ASSETS
Cash and cash equivalents	$ 63,785	$ -	$ 63,785
Prepaid fees and services	-	-	0
Property and Equipment, net	206	-	206
MVNO License	-	12,960	12,960
TOTAL ASSETS	63,991	12,960	76,951
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	7,982	-	7,982
Due to related parties	99,032	-	99,032
TOTAL LIABILITIES	107,014	-	107,014
STOCKHOLDERS' EQUITY
Common stock	12,721	-	12,721
Additional paid-in capital	812,219	-	812,219
Subscriptions payable	301,000	-	301,000
Common shares pending cancellation	560	-	560
Deficit accumulated during the development stage	(1,169,523)	12,960	(1,156,563)
TOTAL STOCKHOLDERS' EQUITY	(43,023)	12,960	(30,063)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	63,991	12,960	76,951

b) Statement of Operations
	For the Six Months Ended
	March 31, 2011
	As Reported	Adjusted	Restated
REVENUES	$ -	$ -	$ -
OPERATING EXPENSES
Professional fees	80,703	-	80,703

Management fees	249,476	-	249,476
General and administrative	22,830	-	22,830
Impairment of licensing agreement	325,000	(12,960)	312,040
Total Operating Expenses	678,009	(12,960)	665,049
NET LOSS FROM OPERATIONS	(678,009)	12,960	(665,049)
OTHER INCOME (EXPENSE)
Interest income	133	-	133
Interest expense	(711)	-	(711)
Total Other Income (Expense)	(578)	-	(578)
NET LOSS BEFORE TAXES	(678,587)	12,960	(665,627)
Provision for income taxes	-	-	-
NET LOSS	(678,587)	12,960	(665,627)

b) Statement of Operations
	Accumulated from Inception on May 30, 2006
	to March 31, 2011
	As Reported	Adjusted	Restated
REVENUES	$ -	$ -	$ -
OPERATING EXPENSES
Professional fees	217,210	-	217,210
Management fees	388,361	-	388,361
General and administrative	121,793	-	121,793
Impairment of licensing agreement	441,581	(12,960)	428,621
Total Operating Expenses	1,168,945	(12,960)	1,155,985
NET LOSS FROM OPERATIONS	(1,168,945)	12,960	(1,155,985)
OTHER INCOME (EXPENSE)
Interest income	133	-	133
Interest expense	(711)	-	(711)
Total Other Income (Expense)	(578)	-	(578)
NET LOSS BEFORE TAXES	(1,169,523)	12,960	(1,156,563)
Provision for income taxes	-	-	-
NET LOSS	(1,169,523)	12,960	(1,156,563)

NOTE 8 - SUBSEQUENT EVENTS

Since March 31, 2011, the Company sold 10.98 units and received $267,000 in cash which has been thus been recorded as a stock subscription payable until upon such time that the Company issues the shares of common stock.

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

Effective as of August 18, 2011, the Company entered into an exclusive worldwide licensing agreement for Cytta to market all of Promia’s systems and units.

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation. We have generated no revenues from our business operations since inception (May 30, 2006) and have incurred $ 1,156,563 in expenses through March 31, 2011.

The following table provides selected financial data about our company as of March 31, 2011 and September 30th, 2010, respectively.

Balance Sheet Data	March 31, 2011	September 30, 2010
Cash and cash equivalents	$63,785	$19,927
Total Assets	$ 76,951	$71,862
Total Liabilities	$107,014	$62,298
Shareholder Equity (Deficit)	$(30,063)	$9,564

Net cash used by operating activities since inception (May 30, 2006) through March 31, 2011 was $ 268,629 ..

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

Since the acquisition of the Lifespan technology, and the rights to utilize the Vonify cellular network through the MVNO Agreement, the Company developed a remote medical monitoring model designed to deliver seamless, near real-time, medical data transmission from home to Insurer.  The Company’s system was designed to seamlessly collect the data generated by the home based medical monitoring devices (such as blood pressure, scale, blood glucose, pulse oxygen etc), utilizing Bluetooth connectivity. This medical data is seamlessly sent from the medical device to the Company’s Medical Smartphone, which is also located in the home. The Company’s Medical Smartphone, contains proprietary programming, consisting of a “Firmware Client”, which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to the Online Cytta Data repository.  From the Online Cytta Data repository the data can be automatically transmitted to the electronic medical monitoring systems (EMR’s) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote monitoring.  These Medical Groups contract with Cytta and are responsible for placing the system in the homes of their clients who require monitoring.

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

The Company is now completing the development of the ‘Online Data Presentation Screens” to represent the data captured by the system for its potential clients.  Upon completion of the Online Data Presentation Screens and acquisition and programming of a supply of suitable android smartphones, the Company will begin installing the complete Cytta Ecosystems in several test locations in the US, with  potential Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’.  Upon conclusion of testing, the Company will begin its deployment of its systems and commence operations as a Medical Health Service Provider (MHSP).

The Company’s integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating the system to numerous potential device manufacturing partners ..

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Gary Campbell , we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 22nd , 201 2

By:/s/ Gary Campbell

Gary Campbell
President , Principal Executive and Financial Officer