Form 10-Q/A
period 2011-06-30
CYTTA CORP.
filed 2012-05-31
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q /A

Amendment No. 2

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

As of August 1 5 th, 2011, there were 1,328,078,203 shares of the issuer’s common stock, par value $0.00001, outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the nine months ended June 30th, 2011 as originally filed with the Securities and Exchange Commission on August 19th, 2011 (the “Original Form 10-Q”) and refilled on Form 10-Q/A to include Interactive Data on September 28th, 2011: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the nine months ended June 30th, 2011 required to be restated. The Company originally determined the carrying value of the MVNO License to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35, the Company determined the asset was fully impaired and was written down to zero as of December 31, 2010. The Company subsequently concluded this determination was incorrect and in accordance with ASC 350-30-35 the Company has determined the asset impairment calculations resulted in a write down to $12,960 as of December 31, 2010.The condensed consolidated statement of operations for the nine months ended June 30th, 2011 included in this Form 10-Q/A have been restated to reflect the revised MVNO License asset impairment and write down to $12,960. This adjustment does not affect our condensed consolidated statement of cash flows, or operating cash flows, although certain adjustments have been made in our total retained earnings as described in Note 1 of the notes to our condensed consolidated financial statements included in this filing. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

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

Cytta Corp.

Consolidated Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
	Restated
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$ 214,593	$ 19,927
Inventory	$ 5,440	-
Investment in joint venture	$ 25,000	-
Prepaid fees and services	-	51,935

Total Current Assets	245,033	71,862

OTHER ASSETS

MVNO License	12,960	-
Property, Plant, and Equipment, net	7,262	-

Total Other Assets	20,222	-
TOTAL ASSETS	$ 265,255	$ 71,862
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,739	$ 9,272
Due to related parties	191,531	53,026

TOTAL LIABILITIES	200,270	62,298

STOCKHOLDERS' DEFICIT

Authorized:
100,000,000 preferred shares, $0.001 par value; 1,900,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
1,328,078,203 and 1,078,078,203 common shares	12,721	10,221
Additional paid-in capital	802,219	489,719
Subscriptions payable	568,000	-
Common shares pending cancellation	560	560
Retained deficit	(1,328,515)	(490,936)
Noncontrolling interest in joint venture	10,000	-
Total Stockholders' Equity	64,985	9,564
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 265,255	71,862

Cytta Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
			RESTATED
REVENUES	$ 2,000	$ -	$ 2,000	$ -
Cost of Goods Sold	1,360	-	1,360	-
Gross Margin	640	-	640	-

OPERATING EXPENSES

Professional fees	32,653	16,605	113,356	31,927
Management fees	113,028	45,000	362,504	52,662
General and administrative	26,670	8,747	49,500	10,420
Impairment of licensing agreement	-	-	312,040	-

Total Operating Expenses	172,351	70,352	837,400	95,009

NET LOSS FROM OPERATIONS	(171,711)	(70,352)	(836,760)	(95,009)

OTHER INCOME (EXPENSE)
Interest income	84	-	217	-
Interest expense	(325)	(234)	(1036)	(381)
Total Other Income (Expense)	(241)	(234)	(819)	(381)

NET LOSS BEFORE TAXES	(171,952)	(70,586)	(837,579)	(95,390)

Provision for income taxes	-	-	-	-

NET LOSS	$ (171,952)	$ (70,586)	$ (837,579)	$ (95,390)

PER SHARE DATA:

Basic and diluted income (loss) per common shares	0.00	0.00	0.00	0.00
Weighted average number of common shares outstanding	1,328,078,203	1,014,616,666	1,291,448,166	809,044,872

Cytta Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
	RESTATED
OPERATING ACTIVITIES

Net income (loss)	$ (837,579)	$ (95,391)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	-	-
Impairment of licensing agreement	312,040	-
Issuance of common stock for services and expenses	-	-
Operating expenses paid on behalf of the Company by a related party	198,500	16,660
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(534)	(283)
Inventory	(5,440)	-
Prepaid fees and services	51,935	73,662

Net cash from operating activities	(281,078)	(5352)
INVESTING ACTIVITIES

Investment in joint venture	(25,000)	-
Purchase of property and equipment	(7262)	-
Net cash from investing activities	(32,262)	-
FINANCING ACTIVITIES
Common stock issued for cash	-	-
Proceeds from stock subscriptions payable	568,000	-
Advances from related parties	103,100	7,700
Repayment of advances from related parties	(163,094)	-

Net cash from financing activities	508,006	7,700
NET CHANGE IN CASH	194,666	2,348
CASH AT BEGINNING OF PERIOD	19,927	136
CASH AT END OF PERIOD	$ 214,593	$ 2,484
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for fees and services	$ -	$ 180,000
Common stock issued for debt	-	31,930
Common stock issued for licensing agreements	$ 325,000	$ -

CYTTA CORP.

Condensed Notes to Restated Consolidated Financial Statements

June 30, 2011 and September 30, 2010

NOTE 1 – RESTATED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

Below is a listing of the most recent accounting pronouncements issued since the September 31, 2009 audited financial statements of the Company were released and through May 25, 2012. The Company has evaluated these pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

?

Accounting Standards Update 2010-17 Revenue Recognition- Milestone Method (Topic 605): Milestone Method of Revenue Recognition – a consensus of the FASB emerging issues task force. Effective for fiscal years on or after June 15, 2010.

?

Accounting Standards Update 2010-12 Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2010.

?

Accounting Standards Update 2010-11Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. Effective July 1, 2010.

?

Accounting Standards Update 2010-09 Subsequent Events (topic 855): Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2010.

?

Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2010.

?

Accounting Standards Update 2010-05 Compensation-Stock Compensation (Topic718): Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2010.

?

Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2010.

NOTE 4 – ACQUISITION OF LICENSING AGREEMENT

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

Subsequent to the transaction, the Company determined the carrying value of the licensing agreement to be less than the fair value of the asset. As such, in accordance with ASC 350-30-35 the Company has determined the value of the asset to be impaired as of December 31, 2010 and recognized $312,040 of impairment expense during the nine month period ended June 30, 2010.

NOTE 5 – JOINT VENTURE

On June 24, 2011, the Company entered into a joint venture agreement with Promia, Inc., (“Promia”) to utilize Promia’s proprietary information security technologies to create security enabled software and hardware solutions for the Company. Under the terms of the joint venture agreement, the Company has agreed to install and market the Promia security technology on all systems they deploy in the United States and abroad and Promia has agreed to create the hardware and software development necessary to integrate their technology with the Company’s mobile network applications.

To fulfill the objectives, the Company and Promia agreed to form a Joint Venture LLC named Cytta Connects, LLC (“JV”), wherein 60 percent of the JV is owned by the Company and 40 percent of the JV is owed by Promia. Under the terms of the agreement, initial funding for the JV was to be $250,000 to be provided by the Company. As of June 30, 2011 the Company has funded $25,000 as an Investment in Joint Venture and has been accounted for in accordance with ASC 810 (see Note 5).

NOTE 6 – NONCONTROLLING INTEREST

On June 24, 2011, the Company entered into a joint venture Agreement with Promia, Inc., (“Promia”) to utilize Promia’s proprietary information security technologies to create security enabled software and hardware solutions for the Company. See Note 4 for description of Joint Venture.

Per the terms of the agreement, the JV is 60 percent is owned by the Company and 40 percent by Promia. According to ASC 810, the Company is required to consolidate the all the assets, liabilities and operations of the JV and record a noncontrolling interest for the portion of net assets controlled by Promia within stockholders’ equity. As of June 24th, 2011, the Company recorded a noncontrolling interest of $10,000 or 40% of the net assets of $25,000 as a noncontrolling interest to Promia. As of June 30, 2011, the JV did not have any operations or expenses.

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of June 30, 2011 and September 30, 2010 the Company owed various related parties $191,531 and $53,026, respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the period ended June 30, 2011, the Company’s Board of Directors resolved to issue 250,000,000 shares of common stock in a non-monetary transaction to acquire a licensing agreement at $0.0013 per share.

Common Stock Subscriptions

During the period ended June 30, 2011, the Company received $301,000 from related parties and $221,000 from related parties and $80,000 from unrelated third parties in exchange for 267,251,516 shares of common stock and no less than 2,100,000 convertible preferred shares to be issued at a future date.  These amounts have been recorded as stock subscriptions in the Company’s financial statements.  As of the date of this report, the Company has not satisfied its subscriptions obligation through the issuance of shares of stock.

On March 31, 2011, the Company provided an offering to potential investors of a maximum of 10 units at $25,000 per unit or $0.001 per share.  Each unit consist of 25,000,000 shares of common stock and 25,000,000 warrants to purchase the Company’s common stock at $0.01 per share.  The warrants are exercisable at any time from their initial issue date until March 30, 2012.

During the period ended June 30, 2011, the Company sold 10.98 units and received $267,000 in cash which has been thus been recorded as a stock subscription payable until upon such time that the Company issues the shares of common stock.

Common Stock Subscriptions-continued

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

NOTE 9 – WARRANTS

During the period ended June 30, 2011, the Company issued 269,500,000 warrants in conjunction with the stock offering noted in Note 5.  The warrants are exercisable at $0.01 per share and expire on March 30, 2012.

Summary information regarding common stock warrants issued and outstanding as of June 30, 2011 is as follows:

	Warrants	Weighted Average Share Price
Outstanding at September 30, 2010	-	$ -
Granted	269,500,000	0.01
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2011	269,500,000	$ 0.01

Summary of warrants outstanding and exercisable as of June 30, 2011 is as follows:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$ 0.01	269,500,000	0.67	269,500,000

NOTE 10 – RESTATEMENT

The Company has restated its financial statements as of and for the nine months ended June 30, 2011. The financial statements have been restated to reflect the adjusted impairment of the MVNO License Agreement.

a.)

Balance Sheet

		As of June 30, 2011
	As Reported	Adjustment	Restated
ASSETS
Cash and cash equivalents	$ 214,593	$ -	$ 214,593
Inventory	$ 5,440	-	$ 5,440
Investment in joint venture	$ 25,000	-	$ 25,000
MVNO License	-	12,960	12,960
Property and Equipment, net	7,262	-	7,262
TOTAL ASSETS	252,295	12,960	265,255
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued liabilities	8,739	-	8,739
Due to related parties	191,531	-	191,531
TOTAL LIABILITIES	200,270	-	200,270
STOCKHOLDERS' EQUITY
Common stock	12,721	-	12,721
Additional paid-in capital	802,219	-	802,219
Subscriptions payable	568,000	-	568,000
Common shares pending cancellation	560	-	560
Deficit accumulated during the development stage	(1,341,475)	12,960	(1,328,515)
Noncontrolling interest in joint venture	10,000	-	10,000
TOTAL STOCKHOLDERS' EQUITY	52,025	12,960	64,985
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	252,295	12,960	265,255

b.)

Statement of Operations

		For the Nine Months Ended
		June 30, 2011
	As Reported	Adjusted	Restated
REVENUES	$ 2,000	$ -	$ 2,000
Cost of Goods Sold	1,360	-	1,360
Gross Margin	640	-	640
OPERATING EXPENSES
Professional fees	113,356	-	113,356
Management fees	362,504	-	362,504
General and administrative	49,500	-	49,500
Impairment of licensing agreement	325,000	(12,960)	312,040
Total Operating Expenses	850,360	(12,960)	837,400
NET LOSS FROM OPERATIONS	(850,360)	12,960	(837,400)
OTHER INCOME (EXPENSE)
Interest income	217	-	217
Interest expense	(1,036)	-	(1,036)
Total Other Income (Expense)	(819)	-	(819)
NET LOSS BEFORE TAXES	(850,539)	12,960	(837,579)
Provision for income taxes	-	-	-
NET LOSS	(850,539)	12,960	(837,579)

NOTE 11 – SUBSEQUENT EVENTS

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation. We have generated $2,000 in revenues from our business operations since inception (May 30, 2006) and have incurred $1,328,515 in expenses through June 30, 2011.

The following table provides selected financial data about our company as of June 30, 2011 and September 30th, 2010, respectively.

Balance Sheet Data	June 30, 2011	September 30, 2010
Cash and cash equivalents	$214,593	$19,927
Total Assets	$265,255	$71,862
Total Liabilities	$200,270	$62,298
Shareholder Equity (Deficit)	$64,985	$9,564

Net cash used by operating activities since inception (May 30, 2006) through June 30, 2011 was $ 281,078 .

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

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein “MVNO Agreement”) with Vonify Inc of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein “Vonify”) and MVNO Mobile Virtual Network Operator Corp (herein “MVNO”) of New Westminster, Canada for a license to provide all the “Services” of the Vonify Network to third parties, initially in the medical marketplace in the USA.

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

The Company and its partners are now completing the development of the ‘Online Data Presentation Screens” to represent the data captured by the system for its potential clients.  Upon completion of the Online Data Presentation Screens and acquisition and programming of a supply of suitable android smartphones, the Company will begin installing the complete Cytta Ecosystems in several test locations in the US, with  potential Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’.  Upon conclusion of testing, the Company will begin its deployment of its systems and commence operations as a Medical Health Service Provider (MHSP).

The Company’s integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating the system to numerous potential device manufacturing partners and Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”.

In an effort to respond to numerous data security concerns related to the transmission of information through a mobile communications network, on June 24thth, 2011, the Company entered into a Joint Venture and Value Added Reseller Agreement (herein the “Agreement”) with Promia, Inc of San Francisco, Ca (herein “Promia”) to utilize Promia’s software and hardware development services and technologies to create robust and security enabled software and hardware solutions for the Cytta Medical Ecosystem and the Cytta mobile network. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011

Cytta currently has minimal operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the MVNO Agreement. We have entered into certain management and consulting contracts with our senior Officers and non affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We do not currently engage in any product research and development however the Company’s Joint Venture Agreement and marketing Agreements may cause us to engage in research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have no immediate plans to add employees, other than the current management and consultants, although we may do so in the future as a result of the operations related to the marketing Agreements.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30 , 2011 was $ 214,593 ..

We currently have limited marketing operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of June 30 , 2011, we had $ 191,531 in loans outstanding.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities with the exception of the Cytta Connect LLC joint venture .. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30 , 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

CYTTA CORP.

Dated: May 28th , 2011

By:/s/ Gary Campbell

Gary Campbell
President , Principal Executive and Financial Officer