Form 10-K
period 2011-09-30
CYTTA CORP.
filed 2012-08-29
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2011

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission file number

333-139699

   CYTTA CORP.

 (Exact name of small business issuer as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6490 West Desert Inn Road, Las Vegas, NV	89146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (702) 307-1680

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

Yes [ ]   No [X]

As of August 22nd, 2012, there were 1,600,078,203 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 817,793,588 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $1,553,807 on August 22nd, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

1

Table of Contents

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

All references in this Form 10-K to the “Company,” “Cytta,” “we,” “us” or “our” “registrant” are to Cytta Corp.

PART I

ITEM 1.  BUSINESS.

Business Development

Cytta Corp. was incorporated in the State of Nevada on May 30, 2006, and our fiscal year-end is September 30th. The company's corporate offices are located at 6490 West Desert Inn Road, Las Vegas NV 89146, and the telephone number is (702) 307 1680.

Cytta Corp. had revenues of $2,250 during the year ended September 30th, 2011 and limited operations, and has only limited cash on hand.   We have now commenced preliminary sales of our remote patient monitoring (RPM) system and have generated revenue therefrom. We have sustained losses since inception and have previously relied primarily upon the sale of securities and loans from our corporate officers and directors for funding.

Cytta has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Cytta, its directors, officers, affiliates and promoters have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of Issuer

Cytta was originally formed in 2006 to be a web based service provider for general contractors to market their services.  This business was abandoned and the Company in December 2008 merged with Ophthalmic International, Inc. (“OI”), a Nevada corporation that manufactured and marketed a medical fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma.   On May 8, 2009, Cytta entered into an Agreement (the “Agreement”), dated May 8, 2009, with OI, its wholly-owned subsidiary, pursuant to which the transaction was cancelled.  These transactions are more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008, May 12, 2009, and May 20, 2009, respectively.

On June 9, 2009, the Company determined that it wished to stay in the medical products industry and pursued an opportunity to enter into the remote patient monitoring (RPM) sector.  On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. a Nevada Corporation.  Through a series of transactions and business developments commencing in 2002 Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology based internet and telephony based access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote patient monitoring (RPM) of home based and remote patients.

Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet and telephony access devices, products and services in the United States.  The Company has been utilizing the License to develop a model for the internet and telephony access devices which can incorporate the numerous technology advances which are currently available and has determined to utilize android based smartphones and tablets as the connectivity devices.    In exchange for the license, Lifespan has received 120,000,000 shares of the Company’s common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of their products and services.  This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein “MVNO Agreement”) with Vonify Inc. of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein “Vonify”) and MVNO Mobile Virtual Network Operator Corp (herein “MVNO”) of New Westminster, Canada (“MVNO Corp.”) a company owned and controlled by Mr. Gary Campbell an Officer and Director and controlling shareholder of Cytta for a license to provide all the “Services” of the Vonify Network to third parties, in the medical marketplace in the USA as a Special Purpose Medical Network.  Cytta may only resell Services to third parties who are also End Users and such third parties may not further resell the Services.  Cytta is expressly permitted to use and develop their own applications and programing for the phones and may develop and utilize applications which require modification of the “native” or “core” programing of the Smartphones provided it does not have a deleterious effect upon the Network.

The Vonify Network includes those integrated mobile switching facilities, servers, cell sites, telecom and internet connections, billing systems, validation systems, gateways, landline switches and other related facilities used to provide the Services.   Vonify operates the network utilizing the C & F Block Spectrum Licenses and associated roaming agreements and all the land, towers and antennas along with the associated network agreements.

Pursuant to Cytta’s MVNO agreement with Vonify, the Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications.   The Company has finalized the testing of the Vonify network in the US utilizing Vonify SIM cards installed on numerous brands of android smartphones and tablets deployed in various parts of the US.  After comprehensive testing, the Cytta network was found to be fully functional and compliant in regards to voice, data and SMS connectivity.  The network is suitable in all aspects for utilization by Cytta for the movement of medical information gathered from Bluetooth enabled remote medical monitoring devices.  The Cytta Medical smartphones and tablets are also fully functional voice, data and SMS cell phones.

In exchange for the MVNO Agreement, Cytta issued 250,000,000 shares of the Company’s common stock to Vonify Inc.  This transaction resulted in Vonify Inc. becoming a greater than 10% shareholder of the Company at the time.  Mr. Michael Scott, a Director of the Company, is the controlling shareholder of Vonify Inc. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2010.

On January 25th, 2012, the Company’s Board ratified an executed Wireless Data Machine to Machine (M2M) Communications Agreement with ATT Mobility II, LLC on behalf of its affiliates AT&T or AT&T Mobility (herein AT&T) pursuant to the terms of which Cytta agrees to purchase from AT&T and AT&T agrees to sell to Cytta wireless service for use in machine to machine communications on AT&T’s Wireless Data Network.  Through AT&T, Cytta can offer a nationwide Data GSM/GPRS footprint across 100 percent of the AT&T service area. GSM also provides global compatibility resulting in more international roaming potential.  Cytta has currently activated its first AT&T SIMs and is evaluating their market potential.  Additional setup, activation and details are currently being explored between the parties. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31st, 2012.

Since the acquisition of the Lifespan technology, and the rights to utilize the Vonify Wireless Network through the Vonify MVNO Agreement, and the AT&T Data MVNO agreement, and the Agreements with the medical device manufacturers, the Company has now completed the development of a remote medical monitoring model or remote patient monitoring (RPM) system designed to deliver seamless, near real-time, medical data transmission from home to Insurer/Provider.  The Company’s system seamlessly collects the data generated by the portable or home based medical monitoring devices (such as blood pressure, scale, blood glucose, pulse oxygen etc.), utilizing Bluetooth connectivity. This medical data is sent via Bluetooth from the medical device to the Company’s Medical Smartphone, which is also located in the home and/or held by the patient.

The Company’s Medical Smartphone, contains proprietary device resident or “native” programming, consisting of a “Firmware Client” or “Super App” developed by Connected Health Pte. Ltd. in conjunction with the Cytta Special Purpose Network and which is licensed to Cytta pursuant to the July 14th, 2011 License Agreement.  This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. Connected Health is a wireless health innovator committed to developing health monitoring connectivity solutions which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMRTM’.

From the Online or Cloud based Cytta Data repository Dashboard or ‘Instant EMRTM’ the data can be utilized as part of the electronic medical monitoring systems (EMR’s) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote patient monitoring.  These Medical Groups contract with Cytta and are responsible for installing, monitoring and financing the system in the homes of their clients who require monitoring.

The Company has currently entered into agreements with respected medical device manufacturers A&D Medical, Nonin Medical, ForaCare, and Entra Health which have allowed Cytta to incorporate their FDA Systems, which have allowed Cytta to incorporate their FDA, approved medical monitoring devices to for measurement of Blood Pressure, Glucose Values, Weight, Temperature, Pulse, and Oxygen Saturation. The Company is currently working to add PT/INR, ECG Rhythms, Respiration, and a personal emergency response system (PERS) into the Cytta Ecosystem.

The Company and its licensing partner have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones.as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the blood pressure, weight scale, pulse/oximetry and blood glucose devices, has been completed and are all functioning seamlessly.  The Company has completed the development of the ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM’ to represent the data captured by the system for its clients.

The Company began its first installations of the complete Cytta Ecosystems in September 2011 in the US, with two Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’. In March 2012 the Company commenced its first major installation and product evaluation with a major medical Insurance Co/Payor and also delivered its second round of orders to its first two medical group clients. Upon conclusion of Insurance co/Payor evaluation, the Company will begin full deployment of its systems and commence operations as a Medical Health Service Provider (MHSP).

The Company’s integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating the system to numerous Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”.

In an effort to respond to data security concerns related to the transmission of information through a mobile communications network, on June 24th, 2011, the Company entered into a Joint Venture and Value Added Reseller Agreement and a final Exclusive License Agreement on August 18th, 2011 (herein the “Agreement”) with Promia, Inc. of San Francisco, CA (herein “Promia”) to exclusively market on a worldwide basis Promia’s software and hardware development services and technologies. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011.

Cytta currently has minimal operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the first sales of our systems and the installation thereof. We have entered into certain management and consulting contracts with our senior Officers and non-affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We currently engage in minimal product research and development; however the Company’s Agreements may cause us to engage in further research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees, other than the current management and consultants, and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business with the exception of the license and royalty agreement with Lifespan Inc. and the licenses from Vonify Inc., MVNO Mobile Virtual Network Operator Corp., AT&T, Promia Inc. and Connected Health described above.

Research and Development

During the fiscal year ended September 30, 2011 we paid $10,000 in expenditures on research and development and during the fiscal year ended September 30, 2010, we made no expenditures on research and development.

Employees

As of August 22, 2012, the Company has no employees.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Cytta's principal place of business and corporate offices are located at 6490 West Desert Inn Road, Las Vegas, NV, 89146 and the telephone number is (702) 307-1680. The Company pays $1,500 a month rent on a month to month basis.

Cytta does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities

ITEM 3.  LEGAL PROCEEDINGS

No material legal or any governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since September 10, 2007, our Common Stock had been listed for quotation on the Over-the-Counter Bulletin Board OTCBB, under the symbol “CYCA”.  The OTCBB is now the FINRA.BB.  In 2011 the Company’s market maker, for cost reasons, removed quotation of securities from the OTCBB platform, causing Cytta along with numerous other securities to be automatically moved to the OTCQB even though they were current with their reporting obligations with the SEC under the Securities Exchange Act of 1934. OTCQB is the venture marketplace for companies that are current in their reporting with a U.S. regulator. OTCQB securities may also be quoted on the FINRA BB.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB and OTCQB by the NASDAQ Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

September 30, 2011	$0.0013	$0.0013
June 30, 2011	$0.0021	$0.0017
March 31, 2011	$0.0011	$0.0009
December 31, 2010	$0.0012	$0.0009
September 30, 2010	$0.0023	$0.0013
June 30, 2010	$0.0042	$0.0015
March 31, 2010	$0.0049	$0.0004
December 31, 2009	$0.0018	$0.0004

August 11 through September 30, 2009*	$0.0012	$0.001
July 1 through August 11, 2009	$0.079	$0.02
June 30, 2009	$0.03	$0.02
March 31, 2009	$2.20	$2.20
December 4 through December 31, 2008**	$3.05	$3.05
October 1 through December 4, 2008	$0.25	$0.25

September 30, 2008	$0.25	$0.25
June 30, 2008	$0.25	$0.25
March 31, 2008	$0.25	$0.25
December 31, 2007	$0.25	$0.25

__________________

* After a 20 for 1 forward stock split.

** After a 4 for 1 forward stock split.

Holders

Of the 1,600,078,203 shares of common stock outstanding as of August 22, 2012, held by 151 shareholders of record, 782,284,615 shares are owned by our consultants, officers and directors.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30th, 2011, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

During November 10, 2010 the Company issued 250,000,000 of its $0.00001 par value common stock for an MVNO license at $0.0013 per share for a total of $325,000 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During September 12, 2011 the Company issued 272,000,000 shares of its $0.00001 par value common stock at $0.0010 for cash of $272,000 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During September 20, 2011 the Company issued 4,751,536 shares of its $0.001 par value Class A Preferred stock at $0.00063 for cash of $301,000, received during the fiscal year ended September 30, 2011, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

Results of Operations

We are a development stage corporation.  We have generated $2.250 in revenues from our business operations since inception (May 30, 2006) through September 30, 2011 and have incurred $ 1,104,296 in expenses through September 30, 2011.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2011 and 2010, respectively.

Balance Sheet Data	September 30, 2011	September 30, 2010
Cash and cash equivalents	$ 97,899	$ 19,927
Total assets	$ 116,936	$ 71,862
Total liabilities	$ 305,090	$ 62,298
Shareholders' equity (deficit)	$ (188,154)	$ 9,564

Our cash in the bank at September 30, 2011 was $ $97,899.  Net cash provided by financing activities since inception (May 30, 2006) through September 30, 2011 was $ 583,000.

Plan of Operation

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc.  Through a series of transactions and business developments commencing in 2002, Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology-based internet access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote non-diagnostic monitoring of home based and remote patients.  Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet access devices, products and services in the United States.  The Company plans to utilize the License to develop a model for the internet access devices which can incorporate the numerous technology advances which are currently available and is currently pursuing this avenue

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein “MVNO Agreement”) with Vonify Inc. of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein “Vonify”) and MVNO Mobile Virtual Network Operator Corp (herein “MVNO”) of New Westminster, Canada for a license to provide all the “Services” of the Vonify Network to third parties, in the medical marketplace in the USA.  The Vonify Network includes those integrated mobile switching facilities, servers, cell sites, telecom and internet connections, billing systems, validation systems, gateways, landline switches and other related facilities used to provide the Services.   The Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications.

Since the acquisition of the Lifespan Technology, and the MVNO Agreement, the Company has a remote medical monitoring model designed to deliver seamless, near real-time, medical data transmission, through Bluetooth connectivity, utilizing the Company’s wireless telecommunication services, to major medical payor/providers back end electronic medical monitoring systems (EMR’s) with a pricing structure sufficient to generate a positive return on investment (ROI) for the clients.

The Company and its licensing partner have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones.as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the blood pressure, weight scale, pulse/oximetry and blood glucose devices has been completed and are all functioning seamlessly.  The Company has completed the development of the ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM’ to represent the data captured by the system for its clients.

The Company began its first installations of the complete Cytta Ecosystems in September 2011 in the US, with two Medical Group clients acquiring the Company’s systems to utilize in the Company’s ‘medical monitoring ecosystem’.  In March 2012 the Company commenced its first major installation and product evaluation with a major medical Insurance Co/Payor and also delivered its second round of orders to its first two medical group clients. Upon conclusion of Insurance Co/Payor evaluation in August 2012, the Company will begin full deployment of its systems and commence operations as a Medical Health Service Provider (MHSP). To this end the Company is currently in discussions with potential partners and/or clients wishing to utilize and or participate in the model or the ‘Company’s ‘medical monitoring ecosystem’.

We have minimal operating costs and expenses at the present time due to our limited business activities. However we anticipate significantly increasing our activities as a result of the completion of and the sales and marketing of our systems.  Accordingly, we will be required to raise significant capital over the next twelve months, in connection with the roll out of our medical ecosystem model.  We do not currently engage in any major product research and development; however the Company’s business model will cause us to engage in limited research and development in further perfecting our systems in the foreseeable future.  Depending upon the market response to our systems we may be required to purchase and sell significant amounts of equipment included in our systems.  We also have no immediate plans to add additional employees although we may do so in the future as a result of sales and marketing efforts.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2011 was $97,899.

We currently have three clients utilizing our systems and are fully operational.  We currently have two potential clients evaluating systems.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from related parties of the company to pay general operating costs in the form of convertible demand notes payable.  The convertible demand promissory notes do not bear interest.  As of September 30, 2011, $290,032 in notes was outstanding.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1st, 2012, Cytta Corp., (the “Company”), provided notice to its independent registered public accounting firm, Sadler, Gibb & Associates, L.L.C. 291 South 200 West Farmington, UT 84025 (“SGA”), that the Company dismissed SGA, effective as of that date citing business reasons.  On May 2nd, 2012, Cytta Corp. (the “Company”), has retained Shelley International CPA, 1012 S. Stapley, Suite 114, Mesa, AZ 85204  as an independent registered public accounting firm for the Company’s financial statements going forward.

SGA’s audit report on the financial statements of the Company as of September 30th 2010 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Since March 12th, 2010, the date the Company engaged SGA as the Company’s independent registered public accounting firm and through the date of dismissal on May 1st, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused SGA to make reference in connection with SGA’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company as of September 30, 2010 and for the period March 12th, 2010 through the date of dismissal on May 1st, 2012 there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Gary Campbell, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting during the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of August 22th, 2012 with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Executive Officers serve for such terms as determined and ratified by our Board of Directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

N Name	Positions Held	Age	Date of Election or Appointment as Director
Gary Campbell	President, Chief Financial Officer, Treasurer, Secretary and Director	58	March 12, 2010
Karl Harz	Vice President and Director	61	March 19, 2010
William Becker	Director	82	November 15th, 2010
Michael Scott	Director	53	November 15th, 2010

The following is a brief account of the business experience during the past five years or more of our directors and executive officers.

Gary Campbell

Mr. Campbell age 58, brings to the Company over three decades of small cap public company experience wherein he has assisted in the formation, operation and financing of numerous public companies and established ongoing contacts within the US and International telecommunications, medical and financial community. Mr. Campbell began his career as a securities, broadcasting and telecommunications attorney in Canada, where he oversaw a myriad of legal, securities and regulatory affairs ultimately becoming the Senior Partner of a corporate commercial law firm.  After selling his law firm in 1987, Mr. Campbell became a businessman finding, organizing, financing, and operating small public companies for his and his client’s interest.

In 1982 Mr. Campbell was a Director, financier and primarily responsible for the IPO of International Verifact Inc. the inventor of the electronic point of sale terminal.  In 1991, Mr. Campbell was the Vice President, financier and a Director of Telemac Cellular Corporation a company involved in the development of cellular accounting data systems and technology, which lead to the development of the TRACfone an early stage MVNO.  Mr. Campbell then became the CEO and Director of Cancall Cellular Communications Inc., the public arm of Telemac Cellular, a major provider of cellular rental services utilizing the advanced Telemac technology. Cancall eventually became the national cellular rental administrator for AT&T.  Following this, Mr. Campbell became CEO of ScreenPhone Inc. a private company partnered with Samsung in the development of screen based software and applications for Samsung’s Anyweb internet appliance, and through ScreenMD, an affiliated Company, developed and implemented a first generation comprehensive remote medical monitoring system for the Anyweb device. This technology was then acquired by Eclipse Entertainment Corp., a failing movie company which Mr. Campbell was retained to reorganize, and which ultimately became Lifespan Inc. of which Mr. Campbell became CEO and a Director.   Mr. Campbell was retained to become CEO and Director of Rocketinfo Inc. and convert the company from a failing Oil & Gas company to a successful technology company.  Rocketinfo provided intelligent software tools that index, categorize and extract key concepts and data from current news and business information as well as a public search engine that offered the most robust capabilities in the industry for scanning and retrieving topical news and business information.

As part of his business activities, over the last 30 years, Mr. Campbell is often retained to assist clients with restructuring, and/or reorganizing small cap public Companies.   As part of those management consulting services he has been an Officer or Director of numerous small cap public companies in both the US and Canada.  Mr. Campbell has degrees in both Commerce and Law.

Karl Harz

Mr. Harz, 61, has an extensive background in sales, administration and finance including public company financing and administration, and conventional and private real estate funding. Mr. Harz has been passionately involved with the home healthcare industry and specifically the use of internet access devices to transmit and store medical information through home based peripherals for many years. Mr. Harz has previously been instrumental in the development and management of several major corporations including Transitional Housing Inc., a contract that was awarded through the Department of Justice: Province Service Corporation, a servicing arm of the mortgage companies; and presently, Alternative Funding Sources, Inc. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Real Estate properties, Trust Deed investments, Limited Partnership interests, and Public and Private Corporate Security products. Mr. Harz has maintained a California Real Estate Broker's License and has had a Series 22 and 63 licenses, a Life and Disability license and Variable Annuity License.

As part of Mr. Harz’s business activities, over the last 10 years, Mr. Harz is often retained to assist clients with restructuring, and/or reorganizing their small cap public Companies.  As part of those management consulting services he has been an Officer and/or Director of numerous small cap public companies in the US.  He attended Farleigh Dickinson University in Teaneck, N.J., and graduated with a Bachelor of Science in Marketing and a Masters in Business Administration.

William W. Becker

William W. Becker, 82, is the principal owner of Hartford Holding Ltd an investment corporation which owns interests in real estate, oil and gas and telecommunication entities. Mr. Becker's illustrious career has seen him found and develop a number of extremely successful companies in telecommunications, cable television, oil and gas, real estate development, and other industries. Mr. Becker was an initial investor and founder of ICG (then known as IntelCom Group Inc), a telecommunications carrier, which was originally listed in Canada. Mr. Becker was the Chairman of the Board and CEO from 1987 to 1995. Mr. Becker was instrumental in the creation and development of ICG which was ultimately listed on the American Stock Exchange, (now NYSE AMEX Equities), where it became a multibillion dollar company. Mr. Becker currently resides on Grand Cayman Island, BWI.

Michael Scott

Michael Scott, 53, is the current President and CEO of Vonify Inc. a private Canadian company operating a full feature USA domestic mobile network (voice/data/text) and providing our customers with domestic and international services with an advanced international roaming solutions. Mr. Scott is an electrical engineer and has worked in the telecommunications arena for over 28 years, since graduating with distinction from Concordia University of Montreal, Canada. Mr. Scott has also previously held positions at senior management levels with various telecommunications companies in the USA and Canada. Mr. Scott currently resides in Toronto, Canada.

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

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached as Exhibit 14.1, to our 10-KSB filed on December 27, 2007 with the Securities and Exchange Commission.  We will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to us at, 6490 West Desert Inn Road, Las Vegas, NV.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended September 30, 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2011 that received annual compensation during the fiscal year ended September 30, 2011 in excess of $100,000.

EXECUTIVE OFFICER COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards(3) (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Non-Qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Gary Campbell (1) President, CFO, Treasurer, Secretary	2011 2010	0	0	60,000(2) 60,000(2)	0	0	0	0 0	60,000 60,000
Karl Harz, Vice President	2011 2010	0	0	60,000 60,000	0	0	0	0 0	60,000 60,000

(1)

Mr. Campbell was appointed President and Secretary effective March 12, 2010 and CFO and Treasurer November 15th, 2010

(2)

The compensation is received indirectly through a management company through which Mr. Campbell’s services are contracted.

(3)

All executive officer compensation previously disclosed during the last two fiscal years and no longer included in the above table have been rescinded, held in abeyance and/or cancelled by the Board.

We have stock based consulting agreements with our Officers, Directors and Board of Advisors.    We do not contemplate entering into employment agreements until such time as we begin profitable operations or complete a major financing.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

During the fiscal years ended September 30, 2011 and 2010, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) and (b) Security ownership of certain beneficial owners and management

At September 30, 2011, and subsequently, we had only two classes of outstanding voting securities, our common stock (referred to herein as the “Common Stock”) and our preferred stock (referred to herein as “Preferred Stock) of which three series are outstanding, Class A Preferred Stock, Class B Preferred Stock, and Class C Preferred Stock, all of which are convertible into restricted common shares if and when common shares are available. The Class A Preferred Shares have voting rights equivalent to twice the number of common shares into which the preferred shares may at some point be converted. The Class B and C Preferred Shares have voting rights equivalent to the number of common shares into which the preferred shares may at some point be converted.

The following tables set forth information regarding the ownership of our outstanding common stock as of the filing of this report by: (a) each person known by management to own, beneficially or of record, more than five percent (5%) of our common stock on an undiluted and diluted basis; (b) each director; (c) each executive officer named in the Compensation Table set forth later in this report; and (d) all of our directors and executive officers as a group.

The following tables assume, based on our stock records, that there are 1,600,078,203 shares of our common stock, $.0001 par value, currently issued and outstanding, and 4,751,536 Class A Preferred shares, $.01 par value, 3,000,000 Class B Preferred Shares, $.01 par value, and 7,900,000 Class C Preferred shares $.01 par value issued and outstanding, The Holders of the Class A Preferred shares presently have the right to vote  two hundred (200) common shares for every one (1) Class A Preferred share held on all matters presented to the common stockholders.   The Holders of the Class B Preferred shares presently have the right to vote one hundred (100) common shares for every one (1) Class B Preferred share held on all matters presented to the common stockholders. The Holders of the Class C Preferred shares presently have the right to vote one hundred (100) common shares for every one (1) Class C Preferred share held on all matters presented to the common stockholders.

The Class A Preferred Holders are not required to convert their Class A Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders.  The Class B Preferred Holders are not required to convert their Class B Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. The Class C Preferred Holders are not required to convert their Class C Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. As indicated above, as of the filing of this report there are 4,751,536 Class A Preferred shares outstanding, which will result in 950,307,200 votes by the Class A Preferred Holders or 26.10 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As indicated above, as of the filing of this report there are 3,000,000 Class B Preferred shares outstanding, which will result in 300,000,000 votes by the Class B Preferred Holders or 8.24 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As indicated above, as of the filing of this report there are 7,900,000 Class C Preferred shares outstanding, which will result in 7,900,000 votes by the Class C Preferred Holders or 21.70 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As such, an aggregate of 3,165,231,203 shares are included in the fully diluted share number should all Preferred shares be converted to common shares as of the date of this report.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)
William Becker PO Box 143 GT (Georgetown), Grand Cayman Island, BWI (British West Indies)	250,000,000(6)	15.62%	7.89%
Lifespan, Inc. PO Box 30211 Las Vegas, NV 89173	120,000,000	7.50%	3.79%
David Solomon 7438 Trowbridge Ave SE Olympia, WA 98513	112,430,504	7.03%	3.87%(3)
Gary Campbell 6490 W Desert Inn Rd Las Vegas NV 89146	50,000,000(7)	3.12%	7.56%(1)
Karl Harz 78830 Zenith Way, La Quinta, Ca. 92253	50,000,000	3.12%	6.32%(2)
Erik Stephansen 12386 Stockholm Way, Truckee, CA 96161	0	0	7.89%(4)
CBH Compagnie Bancaire Helvetique, Boulevard Emile-Jaques-Dalcroze 71211, Geneve 3 Switzerland	0	0	9.48%(5)
Michael Scott 276 Pacific Avenue Suite 3 Toronto, Ontario M6P 2P9 Canada	0	0	0
Total	582,430,504	36.39%	46.80%

(1)

Includes 1,893,940 Class A Preferred shares owned by corporations the votes attached to which Mr. Campbell can direct and which are thus deemed to be beneficially owned.

(2)

Includes 1,500,000 Class C Preferred Shares owned by a corporation the votes attached to which Mr. Harz can direct and which are thus deemed to be beneficially owned.

(3)

Includes a further 100,000 Class C preferred Shares which convert into 10,000,000 common shares.

(4)

Includes 2,500,000 Class C Preferred Shares which convert into 250,000,000 common shares

(5)

Includes 3,000,000 Class B Preferred Shares which convert into 300,000,000 common shares.

(6)

Through a corporation the votes attached to which Mr. Becker can direct and which are thus deemed to be beneficially owned.

(7)

Through a corporation the votes attached to which Mr. Campbell can direct and which are thus deemed to be beneficially owned.

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)

William Becker PO Box 143 GT (Georgetown), Grand Cayman Island, BWI (British West Indies)	250,000,000(5)	15.62%	7.89%
Erik Stephansen 12386 Stockholm Way, Truckee, CA 96161	0	0	7.89%(4)
Gary Campbell 6490 W Desert Inn Rd Las Vegas NV 89146	50,000,000(6)	3.12%	7.56%(1)
Karl Harz 78830 Zenith Way, La Quinta, Ca. 92253	50,000,000	3.12%	6.32%(2)
Michael Scott 276 Pacific Avenue Suite 3 Toronto, Ontario M6P 2P9 Canada	0	0	0
Officers and Directors as a Group	350,000,000	21.84%	29.66%

(1)

Includes 1,893,940 Class A Preferred shares owned by corporations the votes attached to which Mr. Campbell can direct and which are thus deemed to be beneficially owned.

(2)

Includes 1,500,000 Class C Preferred Shares owned by a corporation the votes attached to which Mr. Harz can direct and which are thus deemed to be beneficially owned.

(3)

Includes a further 100,000 Class C preferred Shares which convert into 10,000,000 common shares.

(4)

Includes 2,500,000 Class C Preferred Shares owned by a corporation which convert into 250,000,000 common shares.

(5)  Through a corporation the votes attached to which Mr. Becker can direct and which are thus deemed to be beneficially owned.

(6)  Through a corporation the votes attached to which Mr. Campbell can direct and which are thus deemed to be beneficially owned.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise.

(c) Changes in control

Not applicable

(d)    Securities authorized for issuance under equity compensation plans

Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of September 30, 2011, the Company was obligated to related parties, for non-interest bearing convertible demand loans with a balance of $290,032.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2011	Fiscal year ended September 30, 2010
Audit fees (1)	$ 12,500	$12,500
Audit-related fees (2)	$ 0	$ 0
Tax fees (3)	$ 0	$ 0
All other fees (4)	$ 0	$ 0
Total fees	$ 12,500	$12,500

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consist of fees billed for all other services.

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

CYTTA CORP.

Dated:  August 29th, 2012

  By:

/s/ Gary Campbell

Gary Campbell, President, Chief Financial Officer and Director

Dated: August 29th, 2012

By:

/s/ Karl Harz

Karl Harz, Director, Vice President

Dated:  August 29th, 2012

By:

/s/ William Becker

William Becker, Director

Dated:  August 29th, 2012

By:

/s/ Michael Scott

Michael Scott, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary Campbell Gary Campbell	President, CFO Director	August 29th, 2012
/s/ Karl Harz Karl Harz	Director, Vice President	August 29th, 2012
/s/ William Becker William Becker	Director	August 29th, 2012
/s/ Michael Scott Michael Scott	Director	August 29th, 2012

PART IV – FINANCIAL INFORMATION

ITEM 15.

 FINANCIAL STATEMENTS

CYTTA CORP.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

September 30, 2011 and 2010

Cytta Corp.

Table of Contents

Page

Audit Reports of Independent Accountants

28

Balance Sheets – September 30, 2011 and 2010

30

Statements of Operations for the years ended September 30, 2011 and 2010

31

Statements of Stockholder’s Equity (Deficit)

for the years ended September 30, 2011 and 2010

32

Statements of Cash Flows for the years ended September 30, 2011 and 2010

35

Notes to Financial Statements

36

_______________________________________

Shelley International CPA

1012 S. Stapley #114

Mesa, AZ 85204

480-461-8301

To the Board of Directors and Stockholders

Cytta Corp.

We have audited the accompanying consolidated balance sheet of Cytta Corp. (the “Company”) as of September 30, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Cytta Corp. for the year ended September 30, 2010 and prior. Those statements were audited by other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. as of September 30, 2011 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Shelley International CPA

Mesa, Arizona

August 27, 2012

SADLER, GIBB & ASSOCIATES, L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Registered with the Public Company

Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cytta Corp.

We have audited the accompanying balance sheet of Cytta Corp. as of September 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. as of September 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company had a net loss of $257,562 for the year ended September 30, 2010 and accumulated losses of $490,936 as of September 30, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 27, 2012

Cytta Corp.

Balance Sheets

	September 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 97,899	$ 19,927
Inventory	3,486	-
Investment in joint venture	-	-
Prepaid fees and services	-	51,935

Total Current Assets	101,385	71,862

OTHER ASSETS

MVNO License, (net of $2,160 in amortization)	10,800	-
Software license, (net of $249 in amortization)	4,751	-

Total Other Assets	15,551	-

TOTAL ASSETS	$ 116,936	$ 71,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 15,058	$ 9,272
Due to related parties	290,032	53,026

TOTAL LIABILITIES	305,090	62,298

STOCKHOLDERS' DEFICIT

Preferred stock:
100,000,000 shares authorized, $0.001 par value
4,751,536 and -0- issued	4,752	-
Additional paid-in capital - preferred	296,248	-
Common stock:
1,900,000,000 common shares, $0.00001 par value
1,600,078,203 and 1,078,078,203 shares issued	15,441	10,221
Additional paid-in capital	1,081,499	489,719
Common shares pending cancellation	560	560
Subscriptions payable	10,000	-
Retained deficit	(1,596,654)	(490,936)
Total Stockholders' Deficit	(188,154)	9,564

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 116,936	$ 71,862

Cytta Corp.
Statements of Operations

	For the Years Ended
	September 30,
	2011	2010

REVENUES	$ 2,250	$ -

Cost of sales	2,600	-

GROSS MARGIN	(350)	-

OPERATING EXPENSES

Professional fees	48,500	57,018
Management fees	487,125	138,885
General and administrative	231,631	61,659
Impairment	312,040	-
Loss on Marketing Rights	25,000

Total Operating Expenses	1,104,296	257,562

NET LOSS FROM OPERATIONS	(1,104,646)	(257,562)

OTHER INCOME (EXPENSE)

Interest Income	307	-
Interest expense	(1,378)	-
Total other income (expense)	(1,071)	-

NET LOSS BEFORE TAXES	(1,105,717)	(257,562)

Provision for income taxes	-	-

NET LOSS	$ (1,105,717)	$ (257,562)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,314,839,847	868,858,120

Cytta Corp.
Statement of Stockholders' Equity (Deficit)

									(Deficit)
									Accumulated
				Additional				Additional	During the		Total
	Common Stock			Paid-in		Preffered Stock		Paid-in	Development	Noncontrolling	Stockholders'
	Shares	Amount	Segregated	Capital	Subscriptions	Shares	Amount	Capital	Stage	Interest	Deficit

Balance - September 30, 2009	661,400,000	$ 6,054	$ 560	$ 199,456	$ -	-	$ -	$ -	$ (233,374)	$ -	$ (27,304)

Common shares issued for
bookkeeping services at $0.0006
per share, March 01, 2010	60,000,000	600	-	35,400	-	-	-	-	-	-	36,000

Common shares issued for
web services at $0.0006
per share, March 01, 2010	40,000,000	400	-	23,600	-	-	-	-	-	-	24,000

Common shares issued for
management services at $0.0006
per share, March 12, 2010	100,000,000	1,000	-	59,000	-	-	-	-	-	-	60,000

Common shares issued for
management services at $0.0006
per share, March 12, 2010	50,000,000	500	-	29,500	-	-	-	-	-	-	30,000

Common shares issued for
management services at $0.0006
per share, March 12, 2010	50,000,000	500	-	29,500	-	-	-	-	-	-	30,000

Common shares issued for debt
at $0.0006 per share,
March 12, 2010	53,216,666	532	-	31,398	-	-	-	-	-	-	31,930

Common shares issued for cash
at $0.0013 per share,
August 16, 2010	57,692,307	577	-	74,423	-	-	-	-	-	-	75,000

Common shares issued for
services at $0.0013
per share, August 16, 2010	2,884,615	29	-	3,721	-	-	-	-	-	-	3,750

Common shares issued for
services at $0.0013
per share, August 16, 2010	2,884,615	29	-	3,721	-	-	-	-	-	-	3,750

(Loss) for the year	-	-	-	-	-	-	-	-	(257,562)	-	(257,562)

Balance - September 30, 2010	1,078,078,203	$ 10,221	$ 560	$ 489,719	$ -	-	$ -	$ -	$ (490,936)	$ -	$ 9,564

Investment in joint venture	-	-	-	(10,000)	-	-	-	-	-	10,000	-

Common shares issued for
MVNO license at $0.0013
per share, November 10, 2010	250,000,000	2,500	-	322,500	-	-	-	-	-	-	325,000

Common stock subscriptions	-	-	-	-	10,000	-	-	-	-	-	10,000

Common shares issued for
cash at $0.001
per share, September 12, 2011	272,000,000	2,720	-	269,280	-	-	-	-	-	-	272,000

Preferred shares issued for
cash at $0.00063
per share, September 20, 2011	-	-	-	-	-	4,751,536	4,752	296,248	-	-	301,000

Rounding	-	-	-	-	-	-	-	-	(1)	-	(1)

(Loss) for the year	-	-	-	-	-	-	-	-	(1,105,717)	-	(1,105,717)

Balance - September 30, 2011	1,600,078,203	$ 15,441	$ 560	$ 1,071,499	$ 10,000	4,751,536	$ 4,752	$ 296,248	$ (1,596,654)	$ 10,000	$ (188,154)

Cytta Corp.
Statements of Cash Flows

	For the Years Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,105,717)	$ (257,562)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	2,409	-
Impairment of licensing agreement	312,040	-
Issuance of common stock
for services and expenses	-	187,500
Operating expenses paid on behalf of the
Company by a related party	-	55,392
Changes in Operating Assets and Liabilities:
Rounding	(1)	-
Inventory	(3,486)	-
Prepaid fees and services	51,935	(51,935)
Accounts payable and accrued liabilities	5,786	(2,330)
Due to related parties	-	-
Net cash from operating activities	(737,034)	(68,935)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	-
Software license	(5,000)	-
Net cash from investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to Related Parties	237,006
Preferred stock issued for cash	301,000	-
Common stock issued for cash	272,000	75,000
Proceeds from common stock subscriptions	10,000	-
Advances from related parties	-	13,726
Net cash from financing activities	820,006	88,726
NET CHANGE IN CASH	77,972	19,791
CASH AT BEGINNING OF PERIOD	19,927	136
CASH AT END OF PERIOD	$ 97,899	$ 19,927

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$ -	$ 31,930
Common stock issued for MVNO license	$ 325,000	$ -

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Las Vegas, Nevada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30. Currently, the Company is in engaged in the manufacture, distribution and marketing of various telephony based internet access and computing products and services in the eHealth industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $97,899 and $19,927 in cash and cash equivalents at September 30, 2011 and 2010 respectively.

Start-Up Costs

In accordance with ASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Impairment of long-lived assets

The Company follows the provisions of ASC 360 for its long-lived assets.  The Company’s long-lived assets, which include test equipment and purchased intellectual property rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets (Continued)

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

Fair value of financial instruments

The Company follows ASC 825 in accounting for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011 and 2010.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”)(ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123(R) (ASC 718).  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) (ASC 740).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Cash flows reporting

The Company follows the provisions of ASC 230 for cash flows reporting and accordingly classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reporting segments

ASC 280 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, ASC 280 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment.

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

Development Stage Company

As of September 30, 2010 and prior the Company was considered a development stage company and was accounted for accordingly.  The Company began sales in the quarter ended 12-31-2010 and is no longer considered a development stage company.

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December

15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” , SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

As of September 30, 2011 the Company had issued and outstanding 4,751,536 preferred shares.

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

The Company is subject to income taxes under the laws of United States of America. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

	September 30,
	2011	2010
Income tax expense (benefit) at statutory rate	$ (387,001)	$ (90,147)
Stock based expenses	0	65,625
Valuation allowance	387,001	24,522
Income tax expenses per books	$ 0	$ 0

Net deferred tax assets consist of the following components as of:

	September 30,
	2011	2010
NOL Carryover	$ 558,829	$ 171,828
Valuation allowance	(558,829)	(171,282)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $1,596,654 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 5 - DUE TO RELATED PARTIES

As of September 30, 2011 and 2010, the Company was obligated to related parties for a non-interest bearing demand loans with balances totaling of $290,032 and $53,026.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2011, the Company had a loss from operations of $1,105,717 and a retained deficit of $1,596,654 and a working capital deficit of $203,705. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - SUBSEQUENT EVENTS

On December 1, 2011 the Company issued 70,000,000 of its $0.00001 par value common shares at $0.0013 per share for consulting services.

On December 1, 2011 the Company issued 3,000,000 shares of its $0.001 par value class B convertible preferred shares for $300,000 in cash.

On January 2, 2012 the Company issued 7,900,000 shares of its $0.001 par value class C convertible preferred shares for consulting services recorded at $632,000.

During June and July 2012, the Company received $299,062.50 in subscriptions for 239,250,000 of its $0.00001 par value common stock.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.