Form 10-K/A
period 2011-09-30
CYTTA CORP.
filed 2012-08-29
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to insert in Item 15 Financial Statements, the correct predecessor Audit Report dated January 12th, 2011 in our Annual Report on Form 10-K/A for the period ended September 30, 2011 as originally filed with the Securities and Exchange Commission on August 29th, 2012 (the “Original Form 10-K”)

No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the insertion of the correct predecessor Audit Report dated January 12th, 2011 inserted in Item 15 Financial Statements below.

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

Cytta Corp.

Table of Contents

Page

Audit Reports of Independent Accountants

30

Balance Sheets – September 30, 2011 and 2010

32

Statements of Operations for the years ended September 30, 2011 and 2010

33

Statements of Stockholder’s Equity (Deficit)

for the years ended September 30, 2011 and 2010

34

Statements of Cash Flows for the years ended September 30, 2011 and 2010

36

Notes to Financial Statements

37

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

/s/ Shelley International CPA

Mesa, Arizona

August 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cytta Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Cytta Corp. as of September 30, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from inception on May 30, 2006 through September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Cytta Corp. as of September, 2009, were audited by other auditors whose report dated January 11, 2010, expressed an unqualified opinion on those statements.

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

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

January 12, 2011

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