Form 10-Q
period 2011-12-31
CYTTA CORP.
filed 2012-09-27
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of September 24th, 2012, there were 1,670,078,203 shares of the issuer’s common stock, par value $0.00001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2011 Form 10-K filed with the SEC on August 8, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Cytta Corp.
Balance Sheets

	December 31,	September 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 254,795	$ 97,899
Inventory	-	3,486
Total Current Assets	254,795	101,385

OTHER ASSETS
Collateralized loan to shareholder	17,500	-
MVNO License-net of amortization	10,260	10,800
Software License-net of amortization	4,501	4,751
Total Other Assets	32,261	15,551
TOTAL ASSETS	$ 287,056	$ 116,936

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 19,498	$ 15,058
Due to related parties	387,032	290,032
TOTAL LIABILITIES	406,530	305,090

STOCKHOLDERS' DEFICIT
Preferred stock:
100,000,000 shares authorized, $0.001 par value
7,751,536 and 4,751,536 issued	7,752	4,752
Additional paid-in capital - preferred	593,248	296,248
Common stock:
1,900,000,000 common shares, $0.00001 par value
1,670,078,203 and 1,600,078,203 shares issued	16,141	15,441
Additional paid-in capital - common	1,171,799	1,081,499
Common shares pending cancellation	560	560
Subscriptions payable	10,000	10,000
Retained Deficit	(1,918,974)	(1,596,654)
Total Stockholders' Deficit	(119,474)	(188,154)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 287,056	$ 116,936

Cytta Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2011	2010
REVENUES	$ 12,000	$ -
Cost of Goods sold	10,909	-
Gross margin	1,091	-
OPERATING EXPENSES
Professional fees	-	40,675
Management fees	107,110	119,619
General and administrative	216,452	10,379
Impairment of licensing agreement	-	312,040
Total Operating Expenses	323,562	482,713

NET LOSS FROM OPERATIONS	(322,471)	(482,713)

OTHER INCOME (EXPENSE)
Interest income	151	38
Interest expense	-	(402)
Total Other Income (Expense)	151	(364)
NET LOSS BEFORE TAXES	(322,320)	(483,077)

Provision for income taxes	-	-

NET LOSS	$ (322,320)	$ (483,077)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.00)
Weighted average number of
common shares outstanding	1,623,665,160	1,219,382,551

Cytta Corp.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (322,320)	$ (483,077)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	790	-
Impairment of licensing agreement	-	312,040
Issuance of common stock
for services and expenses	91,000	-
Operating expenses paid on behalf of the
Company by a related party	-	101,000
Changes in Operating Assets and Liabilities:
Inventory	3,486	-
Accounts payable and accrued liabilities	4,440	(2,283)
Prepaid fees and services	-	30,000
Net cash from operating activities	(222,604)	(42,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Collateralized loan to shareholder	(17,500)	-
Net cash from investing activities	(17,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock issued for cash	300,000	-
Proceeds from stock subscriptions payable	-	286,000
Advances from related parties	97,000	5,600
Repayment of advances from related parties	-	(97,714)
Net cash from financing activities	397,000	193,886
NET CHANGE IN CASH	156,896	151,566
CASH AT BEGINNING OF PERIOD	97,899	19,927
CASH AT END OF PERIOD	$ 254,795	$ 171,493

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$ -	$ -
Common stock issued for licensing agreement	$ -	$ 325,000

CYTTA CORP.
Condensed Notes to Financial Statements
December 31, 2011 and September 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements. The results of operations for the period ended December 31, 2011 is not necessarily indicative of the operating results for the full year.

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

The following have been added to United States generally accepted accounting standards.

Intangibles – Goodwill and Other (Topic 350) issued September 15, 2011.

The amendments in this will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) issued September 21, 2011.

This amendment requires additional disclosures about an employer’s participation in a multiemployer plan.

Property, Plant and Equipment (Topic 360 issued December 14, 2011

These amendments resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment-Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation-Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This change does not address whether the guidance in Subtopic 360-20 would apply to other cir4cumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate.

Balance Sheet (Topic 210) issued December 16, 2011

This change provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this amendment.  The amendment requires enhance disclosures by requiring improved information about financial instruments and derivative instruments that are wither (1) offset in accordance with wither Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with wither Section 210-20-45 or Section 815-10-45.

Comprehensive Income (Topic 210) issued December 23, 2011

This change pushes back some of the previous changes to comprehensive income until the Board can decide on presentation policies for presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

Health Care Entities (Topic 954) issued July 24, 2012

This amendment is to clarify the reporting for refundable advance fees received by continuing care retirement communities.

Intangibles – Goodwill and Other (Topic 350) issued July 27, 2012

These amendments will allow an entity to first assess qualitative factors t determine whether it is necessary to perform a quantitative impairment test.  Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

None of these new standards have a direct effect on the quarterly financial statements.

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of December 31, 2011 and September 30, 2011 the Company owed various related parties $387,032 and $290,032 respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Issuances - On December 1, 2011, the Company issued 70,000,000 shares of common stock for consulting services at $0.0013 per share.

Preferred Stock Issuances – On December 1, 2011, the Company issued 3,000,000 Class B convertible preferred shares for $300,000 in cash.

NOTE 6 - SUBSEQUENT EVENTS

On January 2, 2012, the Company issued 7,900,000 Class C convertible preferred shares for consulting services recorded at $632,000.

During June and July 2012, the Company received $299,062.50 in subscriptions for 239,250,000 shares if its common stock.

In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no other reportable subsequent events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2011. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation. We have generated $12,000 in revenues from our business operations this quarter and have incurred $ 323,562 in expenses this quarter.

The following table provides selected financial data about our Company as of December 31, 2011 and September 30th, 2011, respectively.

Balance Sheet Data	December 31, 2011	September 30, 2011
Cash and cash equivalents	$254,795	$97,899
Total Assets	$287,056	$116,936
Total Liabilities	$406,530	$305,090
Shareholder Equity (Deficit)	$(119,474)	$(188,154)

Net cash used by operating activities during the quarter was $222,604.

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

As at November 29th, 2011 the Company advised Promia that we were demanding performance under the Agreement and a full and immediate accounting of all funds received on our behalf and owing pursuant to the Agreement.  Promia has not responded to the Company’s demands.  As at November 30th, 2011, the Company terminated its relationship with an Officer and Director, and a consultant/advisor for cause in acting in breach of their duties to the Company.  The Company demanded return of all documents and assets in their possession and they have refused and/or failed to do so.  The Company also ceased doing business with a shareholder who was acting contrary to the Company’s interest and who had obtained a $17,500 loan from the Company through misrepresentation.

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

The Company began its first installations of the complete Cytta Ecosystems in September 2011 in the US, with two Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’. In March 2012 Cytta delivered its second round of orders to its first two Medical Group clients.  One of these Medical Groups is now proceeding with a program utilizing the Cytta Connect system in a heart attack prevention program through their website www.every30seconds.com. The other Medical group is proposing a program with a major hospital group utilizing the Cytta Connect system in a program to prevent hospital readmissions.

In March 2012 the Company commenced a major installation and product evaluation with a major medical Insurance Co/Payor. Upon conclusion of Insurance co/Payor evaluation, the Company will begin full deployment of its systems and commence operations as a Medical Health Service Provider (MHSP).  The Company has also received a preliminary ‘Whitepaper” evaluating the successful use and efficiencies generated by the Cytta Connect system with the medical Insurance/Payor’s clients in the field.  We are not yet authorized to publish the Whitepaper.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2011 was $254,795.

We currently have limited marketing operations.

We have limited funds on hand to pursue our business objectives for the near future however we cannot commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of December 31, 2011, we had $387,032 in loans outstanding.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities with the exception of the Cytta Connect LLC joint venture which has ceased operations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our principal executive officer and chief financial officer, Gary Campbell, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. As at December 31, 2011we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31st, 2011, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

On December 1, 2011, the Company issued 70,000,000 shares of its $0.00001 par value common stock for consulting services at $0.0013 per share for a total of $91,000 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

On December 1, 2011, the Company issued 3,000,000 of its $0.001 par value Class B Preferred shares for $300,000 in cash in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

CYTTA CORP.

Dated: September 24th, 2012

By:/s/ Gary Campbell

Gary Campbell
President, Principal Executive and Financial Officer