Form 10-Q
period 2012-03-31
CYTTA CORP.
filed 2012-09-27
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Cytta Corp.
Balance Sheets

	March 31,	September 30,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 89,555	$ 97,899
Inventory	33,220	3,486

Total Current Assets	122,775	101,385
OTHER ASSETS
Collateralized loan to shareholder	17,500	-
MVNO License-net of amortization	9,720	10,800
Software license-net of amortization	4,251	4,751
Total Other Assets	31,471	15,551
TOTAL ASSETS	$ 154,246	$ 116,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 19,498	$ 15,058
Due to related parties	470,500	290,032

TOTAL LIABILITIES	489,998	305,090
STOCKHOLDERS' DEFICIT
Preferred stock:
100,000,000 shares authorized, $0.001 par value
15,651,536 and 4,751,536 issued	15,652	4,752
Additional paid-in capital - preferred	1,217,348	296,248
Common stock:
1,900,000,000 shares authorized, $0.00001 par value
1,670,078,203 and 1,600,078,203 shares issued	16,141	15,441
Additional paid-in capital - common	1,171,799	1,081,499
Common shares pending cancellation	560	560
Subscriptions payable	10,000	10,000
Deficit accumulated during the development stage	(2,767,252)	(1,596,654)
Total Stockholders' Deficit	(335,752)	(188,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 154,246	$ 116,936

Cytta Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

REVENUES	$ -	$ -	$ 12,000	$ -

Cost of goods sold	-	-	10,909	-

Gross margin	-	-	1,091	-

OPERATING EXPENSES

Professional fees	-	40,028	-	80,703
Management fees	112,497	129,857	219,607	249,476
General and administrative	735,788	12,450	952,240	22,830
Impairment of licensing agreement	-	-	-	312,040

Total Operating Expenses	848,285	182,335	1,171,847	665,049

NET LOSS FROM OPERATIONS	(848,285)	(182,335)	(1,170,756)	(665,049)

OTHER INCOME (EXPENSE)
Interest income	7	95	158	133
Interest expense	-	(310)	-	(711)
Total Other Income (Expense)	7	(215)	158	(578)

NET LOSS BEFORE TAXES	(848,278)	(182,550)	(1,170,598)	(665,627)

Provision for income taxes	-	-	-	-

NET LOSS	$ (848,278)	$ (182,550)	$ (1,170,598)	$ (665,627)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,670,078,203	1,328,078,203	1,646,744,870	1,273,133,148

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$ (1,170,598)	$ (665,627)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	1,580	-
Impairment of licensing agreement	-	312,040
Issuance of preferred stock
for services and expenses	632,000	-
Issuance of common stock
for services and expenses	91,000	-
Operating expenses paid on behalf of the
Company by a related party	-	198,500
Changes in Operating Assets and Liabilities:
Inventory	(29,734)	-
Accounts payable and accrued liabilities	4,440	(1,290)
Prepaid fees and services	-	51,935
Net cash from operating activities	(471,312)	(104,442)
INVESTING ACTIVITIES
Collateralized loan to shareholder	(17,500)	-
Purchase of property and equipment	-	(206)
Net cash from investing activities	(17,500)	(206)
FINANCING ACTIVITIES
Preferred stock issued for cash	300,000	-
Proceeds from stock subscriptions payable	-	301,000
Advances from related parties	180,468	5,600
Repayment of advances from related parties	-	(158,094)
Net cash from financing activities	480,468	148,506

NET CHANGE IN CASH	(8,344)	43,858
CASH AT BEGINNING OF PERIOD	97,899	19,927
CASH AT END OF PERIOD	$ 89,555	$ 63,785

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued for fees and services	$ 632,000	$ -
Common stock issued for services	$ 91,000	$ -
Common stock issued for licensing agreements	$ -	$ 325,000

CYTTA CORP.
Condensed Notes to Financial Statements
March 31, 2012 and September 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 is not necessarily indicative of the operating results for the full year.

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

Property, Plant and Equipment (Topic 360) issued December 14, 2011

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

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of March 31, 2012 and September 30, 2011 the Company owed various related parties $470,500 and $290,032 respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

On January 2, 2012, the Company issued 7,900,000 Class C convertible preferred shares for consulting services recorded at $632,000.

NOTE 6 - SUBSEQUENT EVENTS

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation. We have generated $12,000 in revenues from our business operations since September 30, 2011 and have incurred $ 848,278 in expenses this quarter.

The following table provides selected financial data about our Company as of March 31, 2012 and September 30th, 2011, respectively.

Balance Sheet Data	March 31, 2012	September 30, 2011
Cash and cash equivalents	$89,555	$97,899
Total Assets	$154,246	$116,936
Total Liabilities	$489,998	$305,090
Shareholder Equity (Deficit)	$(335,752)	$(188,154)

Net cash from operating activities during the quarter was $471,312.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2012 was $89,555.

We currently have limited marketing operations.

We have limited funds on hand to pursue our business objectives for the near future, however we cannot commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of March 31, 2012, we had $470,500 in loans outstanding.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. As at March 31, 2012 we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31st, 2012, the Company sold/issued securities that were not registered under the Securities Act of 1933 as follows:

On January 2, 2012, the Company issued 7,900,000 of its $0.001 par value Class C Preferred shares for consulting services recorded at $632,000 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

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