Form 10-Q
period 2012-06-30
CYTTA CORP.
filed 2012-09-27
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Cytta Corp.
Consolidated Balance Sheets

	June 30,	September 30,
	2011	2011
	(Unaudited)
	ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 80,251	$ 97,899
Inventory	40,719	3,486
Total Current Assets	120,970	101,385

EQUIPMENT
Computers	6,489	-

OTHER ASSETS
Collateralized loan to shareholder	17,500	-
MVNO License-net of amortization	9,180	10,800
Software license-net of amortization	4,001	4,751

Total Other Assets	30,681	15,551

TOTAL ASSETS	$ 158,140	$ 116,936
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 19,498	$ 15,058
Due to related parties	576,400	290,032

TOTAL LIABILITIES	595,898	305,090

STOCKHOLDERS' DEFICIT

Preferred stock:
100,000,000 shares authorized, $0.001 par value
15,651,536 and 4,751,536 issued	15,652	4,752
Additional paid-in capital - preferred	1,217,348	296,248
Common stock:
1,900,000,000 shares, $0.00001 par value
1,670,078,203 and 1,600,078,203 common shares	16,141	15,441
Additional paid-in capital - common	1,171,799	1,081,499
Common shares pending cancellation	560	560
Subscriptions payable	126,813	10,000
Retained deficit	(2,986,071)	(1,596,654)
Total Stockholders' Equity	(437,758)	(188,154)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 158,140	$ 116,936

Cytta Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES	$ 1,405	$ 2,000	$ 13,405	$ 2,000

Cost of Goods Sold	-	1,360	10,909	1,360

Gross Margin	1,405	640	2,496	640

OPERATING EXPENSES
Professional fees	2,500	32,653	2,500	113,356
Management fees	108,441	113,028	328,048	362,504
General and administrative	109,282	26,670	1,061,523	49,500
Impairment of licensing agreement	-	-	-	312,040
Total Operating Expenses	220,223	172,351	1,392,071	837,400

NET LOSS FROM OPERATIONS	(218,818)	(171,711)	(1,389,575)	(836,760)

OTHER INCOME (EXPENSE)
Interest income	-	84	158	217
Interest expense	-	(325)	-	(1,036)
Total Other Income (Expense)	-	(241)	158	(819)

NET LOSS BEFORE TAXES	(218,818)	(171,952)	(1,389,417)	(837,579)

Provision for income taxes	-	-	-	-
NET LOSS	$ (218,818)	$ (171,952)	$ (1,389,417)	$ (837,579)

PER SHARE DATA:
Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
common shares outstanding	1,670,078,203	1,328,078,203	1,654,494,261	1,291,448,166

Cytta Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$ (1,389,417)	$ (837,579)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	2,370	-
Impairment of licensing agreement	-	312,040
Issuance of preferred stock
for services and expenses	632,000	-
Issuance of common stock
for services and expenses	91,000	-
Operating expenses paid on behalf of the
Company by a related party	-	198,500
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	4,440	(534)
Inventory	(37,233)	(5,440)
Prepaid fees and services	-	51,935
Net cash from operating activities	(696,840)	(281,078)

INVESTING ACTIVITIES
Collateralized loan to shareholder	(17,500)	-
Investment in joint venture	-	(25,000)
Purchase of property and equipment	(6,489)	(7,262)
Net cash from investing activities	(23,989)	(32,262)

FINANCING ACTIVITIES
Preferred stock issued for cash	300,000	-
Proceeds from stock subscriptions payable	116,813	568,000
Advances from related parties	286,368	103,100
Repayment of advances from related parties	-	(163,094)
Net cash from financing activities	703,181	508,006
NET CHANGE IN CASH	(17,648)	194,666
CASH AT BEGINNING OF PERIOD	97,899	19,927
CASH AT END OF PERIOD	$ 80,251	$ 214,593
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for fees and services	$ -	$ -
Common stock issued for debt	-	-
Common stock issued for licensing agreements	$ 325,000	$ 325,000

CYTTA CORP.
Condensed Notes to Financial Statements
June 30, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements. The results of operations for the period ended June 31, 2012 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of June 30, 2012 and September 30, 2011 the Company owed various related parties $576,400 and $290,032 respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

During June and July 2012, the Company received $176,250 in subscriptions for 135,576,923 shares if its common stock.

The Company has been served with a lawsuit by a former officer, former consultant and shareholder.  The suit seeks cash and shares for prior alleged services.  The Company does not feel that there is any merit to the suit.

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation. We have generated $13,405 in revenues from our business operations since September 30, 2011 and have incurred $ 220,223 in total operating expenses this quarter.

The following table provides selected financial data about our Company as of June 30th, 2012 and September 30th, 2011, respectively.

Balance Sheet Data	June 30, 2012	September 30, 2011
Cash and cash equivalents	$80,251	$97,899
Total Assets	$158,140	$116,936
Total Liabilities	$595,898	$305,090
Shareholder Equity (Deficit)	$(437,758)	$(188,154)

Net cash from operating activities during the quarter was $(696,840).

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

 The Company’s Medical Smartphone, contains proprietary device resident or “native” programming, consisting of a “Firmware Client” or “Super App” developed by Connected Health Pte. Ltd. in conjunction with the Cytta Special Purpose Network and which is licensed to Cytta pursuant to the July 14th, 2011 License Agreement.  This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. Connected Health is a wireless health innovator committed to developing health monitoring connectivity solutions which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMR™’.

From the Online or Cloud based Cytta Data repository Dashboard or ‘Instant EMR™’ the data can be utilized as part of the electronic medical monitoring systems (EMR’s) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote patient monitoring.  These Medical Groups contract with Cytta and are responsible for installing, monitoring and financing the system in the homes of their clients who require monitoring.

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

The Company and its licensing partner have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones.as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the blood pressure, weight scale, pulse/oximetry and blood glucose devices, has been completed and are all functioning seamlessly.  The Company has completed the development of the ‘Online Data Presentation Screens” Dashboard or ‘Instant EMR™’ to represent the data captured by the system for its clients.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2012 was $80,251.

We currently have limited marketing operations.

We have limited funds on hand to pursue our business objectives for the near future, however we cannot commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of June 30, 2012, we had $576,400 in loans outstanding.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. As at June 30, 2012 we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.  Subsequent to the end of the quarter the Company was served with a lawsuit by a former officer, former consultant and a shareholder.  The suit seeks cash and shares for prior alleged services.  The Company does not feel that there is any merit to the suit and is defending.

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