Form 10-K
period 2012-09-30
CYTTA CORP.
filed 2012-12-26
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

Commission File Number:

(Check One):  [X] Form 10-K [  ] Form 20-F [  ] Form 11-K [  ] Form 10-Q [  ] Form 10-D [  ] Form N-SAR

                              [  ] Form N-CSR

                        For Period Ended: SEPTEMBER 30, 2012

           [  ] Transition Report on Form 10-K

           [  ] Transition Report on Form 20-F

           [  ] Transition Report on Form 11-K

           [  ] Transition Report on Form 10-Q

           [  ] Transition Report on Form N-SAR

           For the Transition Period Ended: _______________

Read Instruction (on back page) Before Preparing Form. Please Print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: _____________________________________________________________________

PART I – REGISTRANT INFORMATION

CYTTA CORP.

Full Name of Registrant

_________________________________________

Former Name if Applicable

6490 W DESERT INN RD, SUITE 101

Address of Principal Executive Office

LAS VEGAS, NV 89146

City, State and Zip Code

PART II – RULES 12b-25 (b) AND (c)

If the subject report could not be filed out without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.  (Check box if appropriate)

(a)

The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)

The subject annual report, semi-annual report, transition report on Form 10-K,

Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or [   ]

before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c)

The accountant’s statement or exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III – NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The required financial statements for the reporting period could not be obtained without unreasonable expenses.

The Registrant anticipates that it will file its Annual Report on Form 10-K within the "grace" period provided by Securities Exchange Act Rule 12b-25.

PART IV – OTHER INFORMATION

(1)

Name and telephone number of persons to contact in regard to this notification.

GARY M. CAMPBELL (Name)	702 (Area Code)	307-1680 (Telephone Number)

(2)         Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for shorter period that the registrant was required to file such report(s) been filed?  If the answer is no, identify report(s).   [X] Yes   [  ] No

(3)

Is it anticipated that any significant changes in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or in the portion thereof?

[  ] Yes   [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

SIGNATURE

CYTTA CORP. has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:                           By:   GARY M CAMPBELL

                 Name and Title

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative’s authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

     Intentional misstatements or omissions of fact constitute Federal criminal violations (see 18 U.S.C. 1001).

3