Form 10-K
CYTTA CORP.
filed 2012-12-27
CIK 1383088

15500 Roosevelt Blvd Suite 301 Clearwater, FL 33760 Ph. 727-820-1800 Fax: 727-502-0858

December 27, 2012

Securities and Exchange Commission

Re: Cytta Corp.

Accession Number: 0001511164-12-000300

File Number: 333-139699

Filing Date: December 26, 2012

Submission Type: 10-K

To whom it may concern,

In regards to Accession Number 0001511164-12-000300, Submission Type, 10-K, filed on December 26, 2012, the filing submission type, 10-K, was incorrect and should be disregarded. The correct form with the correct submission type, NT 10-K, has been filed as of December 26, 2012.

We apologize for any inconvenience this may have caused and ask that you please disregard the Form 10-K filed on December 26, 2012 and accept the NT 10-K form submitted on the same date.

Best Regards,

/s/ Abby Lord

Abby Lord

Manager, Proxy & Printing, LLC

1