Form 10-K/A
period 2012-09-30
CYTTA CORP.
filed 2013-02-06
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2012

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

Yes [ ]   No [X]

As of January 31st, 2013, there were 1,670,078,203 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 817,793,588 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $1,553,807 on January 31st, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to replace in its entirety the Form NT-10K which was mistakenly filed by the Agent as a Form 10-K on December 26th, 2012.

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

Cytta Corp delivers real time and accurate health and wellness information utilizing any manufacturers’ Bluetooth monitoring device through any Android Smartphone to any existing or customized Electronic Medical Record (EMR) platform.  The Cytta connect solution is completely HIPAA secure, 100% reliable, easily portable, and customizable using the equipment clients want.

Cytta had for several years been designing and building an ecosystem that would allow any Bluetooth device to automatically send its data to our specially provisioned Android SmartPhone and then instantly pass that data unto a cloud based Electronic Medical Record which is automatically populated with the client’s readings and information. The completion of the Cytta Connect system now allows patients, their caregiver or medical provider to review and monitor on an ongoing basis.

Cytta’s technology called Cytta ConnectTM is a completely open source Special Purpose Medical Network.  Cytta’s unique and proprietary system allows us to connect all forms of Bluetooth enabled monitoring devices (FDA and Non FDA) seamlessly through an Android Smartphone and deliver the data in real-time to a cloud based data repository which can easily be customized to our client’s requirements.

The Cytta ConnectTM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone.  The Cytta Connect system works seamlessly everywhere there is cellular service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission.

Cytta Corp. had revenues of $43,943 during the year ended September 30th, 2012 and upon completion of our technology began initial sales and marketing operations.   We have now commenced preliminary sales of our remote patient monitoring (RPM) system called Cytta Connect and have generated revenue therefrom. We have sustained losses since inception while developing our Cytta Connect system and had previously relied primarily upon the sale of securities and loans from our corporate officers and directors for funding.

Cytta has never declared bankruptcy, been in receivership, or involved in any kind of material legal proceeding. Cytta, its directors, officers, affiliates and promoters have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of Issuer

Cytta’s technology called Cytta Connect™ is the world’s first open source Special Purpose Medical Network.  Our unique and proprietary system allows us to connect all forms of Bluetooth enabled monitoring devices (FDA and Non FDA) seamlessly through an Android Smartphone and deliver the data in real-time to a cloud based data repository which can easily be customized to our client’s requirements.

The Cytta Connect™ system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone.  The Cytta Connect system works seamlessly everywhere there is cellular service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

Cytta was originally formed in 2006 to be a web based service provider for general contractors.  This business was abandoned and the Company in December 2008 merged with Ophthalmic International, Inc. (“OI”), a Nevada corporation that manufactured and marketed a medical fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma.   On May 8, 2009, Cytta entered into an Agreement (the “Agreement”), pursuant to which the transaction was cancelled.  These transactions are more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008, May 12, 2009, and May 20, 2009, respectively.

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

On January 25th, 2012, the Company’s Board ratified an executed Wireless Data Machine to Machine (M2M) Communications Agreement with ATT Mobility II, LLC on behalf of its affiliates AT&T or AT&T Mobility (herein AT&T) pursuant to the terms of which Cytta agrees to purchase from AT&T and AT&T agrees to sell to Cytta wireless service for use in machine to machine communications on AT&T’s Wireless Data Network.  Through AT&T, Cytta can offer a nationwide Data GSM/GPRS footprint across 100 percent of the AT&T service area. GSM also provides global compatibility resulting in more international roaming potential.  Cytta has currently activated its first AT&T SIMs through its VPN and is evaluating their market potential.  Additional setup, activation and details are currently being explored between the parties. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31st, 2012.

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

The Company has currently entered into agreements with respected medical device manufacturers A&D Medical, Nonin Medical, ForaCare, and Entra Health, which have allowed Cytta to design our ecosystem to incorporate their double FDA approved medical monitoring devices to for measurement of Blood Pressure, Glucose Values, Weight, Temperature, Pulse, and Oxygen Saturation. The Company is now capable of adding any Bluetooth remote monitoring device to the Cytta Connect ecosystem whether FDA approved or Non FDA approved and is currently working to add PT/INR, ECG Rhythms, Respiration, and a personal emergency response system (PERS) into the Cytta Ecosystem.

The Company and its licensing partner Connected Health Pte. Ltd. have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the double FDA blood pressure, weight scale, pulse/oximetry and blood glucose devices, has been completed and are all functioning seamlessly.  The Company has completed the development of the relational data base and the GUI developed therefrom consisting of ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM’ to represent the data captured by the system for its clients.

The Company began its first trial installations of the complete Cytta Ecosystems in September 2011 in the US, with two Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’. In March 2012 the Company commenced its first major installation and product evaluation with a major medical Insurance Co/Payor.  The Company also delivered its second round of orders to its first two medical group clients and has received notice of upcoming further installations.

Upon successful conclusion of the Insurance co/Payor Pilot Program evaluation, the Company planned to begin full deployment of its systems and commence operations as a Medical Health Service Provider (MHSP). In November 2012 the Company received the 6 Month Pilot Program Whitepaper dated September 30, 2012 independently prepared by the major medical Insurance Co/Payor with whom the Pilot program was conducted.  The conclusions of their Independent Whitepaper stated,

“This trial demonstrated the ability to significantly reduce costs for high risk patients through use of the CYTTA Connect Ecosystem.  The trial demonstrated the ability to quickly achieve cost savings, decrease resource utilization, improve care coordination, and increase adherence to evidence based guidelines.  Adherence to evidence based guidelines is increasingly important as CMS 5 STAR ratings garner importance.

Care costs were reduced on average by $11,078 [or $1,846 per member per month] for each trial participant.  This trial did not specifically address long term cost of care.  However, these patients were selected for the inabilities of the existing healthcare system and care coordination programs to cost effectively address their short or long term healthcare needs.  One trial participant noted he realized more value and benefit in 2 months of trial participation compared to his previous 17 months of participation in the best available care coordination services.  A quite handsome return on investment is present if the care coordination system is priced at less than $2,000 per year.

Summary of Trial results

	Pre-trial	Post-trial	Last 90 days of trial	Change	Cost Savings
Admits	28	17	3	9	$198,000
Readmits	12	5	0	7	$140,000
Bed Days	90	143	80	(53)
ER Visits	44	26	4	18	$21,600
UC Visits	12	4	1	8	$720
Specialists	102	92	36	10	$1,250
PCP	92	78	18	14	Capitated
Total Cost Savings					$221,570
Cost Savings per Member over 6 months					$11,078
Cost savings per Member per month (PM/PM)					$1,846

This trial also demonstrated that home biometric monitoring using the CYTTA Connect Ecosystem can be easily introduced, dispensed and utilized in the home setting.  Care team training was easily completed.  CYTTA Connect was easy for patients and care coordinators to learn and effectively use.  Technical troubleshooting was prompt and effective.

Improved patient engagement and ability to self-manage care will become increasingly important and require new resource allocation because CMS will soon require Stage II Readiness participation.  Through repeated collection and review of biometric data patients learn how to titrate medications and adjust behaviors to achieve target goals which is a cornerstone of CMS 5 STAR performance and CMS Stage II Readiness.   Patients and the care coordination team are prompted by alerts to evaluate and to intervene in real time.  This produces a patient who is more engaged and prospectively aware of how they must modify behaviors and medications to meet target metrics through self-management.  Additionally, improved achievement of target metrics produces significant provider and care team satisfaction.  Efforts of both become both more effective and more efficient.

Effective use of the CYTTA Connect Ecosystem requires the managing physicians to develop and communicate care plans and standing orders to adjust medications to achieve target goal.  Too often the goals of care and associated care plans including medication administration are poorly communicated or not present.  Patients travel through various sites of service and levels of care without a clear understanding of the expected behaviors and medication usage to be executed in the home setting.  CYTTA Connect in conjunction with care coordination resolves this deficit and allows for care plan and medication revision as the patient disease processes change in the home environment.  Through repeated measurement and with focused care coordination the patient learns how to better manage their health care needs.  This produces a patient who is more engaged and prospectively aware of how they must modify behaviors and medications to meet target metrics.  This also produces a more satisfied patient, physician, and care coordination team.

This trial discovered patients view CYTTA Connect and remote telemonitoring as a special benefit to patients who are encouraged to retain their relationship with Heritage to continue to access and build their personal health database.  Patients develop a special relationship with their care coordination team. The patients viewed CYTTA Connect and care coordination activities as a value rather than an intrusion because information and advice generated by the trial were specific to the patient and time sensitive.

This trial enabled physicians and care coordinators to more effectively manage a larger number of patients.  Current care coordination ratios can be expanded by 20% using biometric remote telemonitoring through reduced telephone tag and elimination of unfocused, subjective, generic discussions with patients.  Instead specific biometric data, medication usage, review of the active care plan, and comparison to target metrics produces a focused discussion.  Patients and care coordinators are taught through rapid cycle improvement to Plan, Do, Study, and ACT.  Barriers to successful self-management are identified and addressed.  Patients now learn how to revise and update their care management in the home setting rather than a physician office, emergency or hospital room followed by an attempt to translate and implement the care plan in their home setting upon discharge.  Patient contacts have become value oriented with immediate return on investment to the care coordinators and patient.”

As can be seen from the above conclusion, the Company’s integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating and actively marketing the Cytta Connect system to numerous Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”.

Cytta currently has limited operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the first sales of our systems and the installation thereof. We have entered into certain management and consulting contracts with our senior Officers and non-affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We have engaged in significant product research and development over the past year while the technology and system was being developed. The Company’s business may cause us to engage in further research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business with the exception of the license and royalty agreement with Lifespan Inc. and the licenses from Vonify Inc., MVNO Mobile Virtual Network Operator Corp., AT&T, Promia Inc. and Connected Health Pte. Ltd. described above.

Research and Development

During the fiscal year ended September 30, 2012 we paid $715,711 in expenditures on research and development and during the fiscal year ended September 30, 2011, we paid $10,000 expenditures on research and development.

Employees

As of January 31, 2013 the Company has two employees.

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

No material legal or any governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party, with the exception of a proceeding purportedly seeking equity consideration, being attempted to be launched against the Company by two former advisors’ Companies and an officer all of whom were dismissed by the Company for cause and malfeasance.  Should these Parties perfect a lawsuit against the Company, the Company does not feel there is any merit in their Claims and the Company will be counterclaiming against them for significant damages as a result of their actions while they owed the Company a duty of care.

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

Quarter Ended	High Bid	Low Bid

September 30, 2012	$0.0013	$0.0011
June 30, 2012	$0.0019	$0.0017
March 31, 2012	$0.0021	$0.0019
December 31, 2011	$0.0008	$0.0007
September 30, 2011	$0.0013	$0.0013
June 30, 2011	$0.0021	$0.0017
March 31, 2011	$0.0011	$0.0009
December 31, 2010	$0.0012	$0.0009
September 30, 2010	$0.0023	$0.0013
June 30, 2010	$0.0042	$0.0015
March 31, 2010	$0.0049	$0.0004
December 31, 2009	$0.0018	$0.0004

August 11 through September 30, 2009*	$0.0012	$0.001
July 1 through August 11, 2009	$0.079	$0.02
June 30, 2009	$0.03	$0.02
March 31, 2009	$2.20	$2.20
December 4 through December 31, 2008**	$3.05	$3.05
October 1 through December 4, 2008	$0.25	$0.25

September 30, 2008	$0.25	$0.25
June 30, 2008	$0.25	$0.25
March 31, 2008	$0.25	$0.25
December 31, 2007	$0.25	$0.25

__________________

* After a 20 for 1 forward stock split.

** After a 4 for 1 forward stock split.

Holders

Of the 1,670,078,203 shares of common stock outstanding as of January 31, 2013, held by 162 shareholders of record, 782,284,615 shares are owned by our consultants, officers and directors.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30th, 2012, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

During December 1, 2011 the Company issued 3,000,000 shares of its $0.001 par value Class B Preferred stock at $0.001 for cash of $300,000, received during the fiscal year ended September 30, 2012, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During December 1, 2011 the Company issued 70,000,000 shares of its $0.00001 par value common stock at $0.0013 for services, received during the fiscal year ended September 30, 2012, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During January 2, 2012 the Company issued 7,900,000 shares of its $0.001 par value Class C Preferred stock at $0.0008 for services, received during the fiscal year ended September 30, 2012, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

During August 12, 2012 the Company became obligated to issue 3,663,275 shares of its $0.001 par value Class C Preferred stock at $0.0008 for cash of $293,062 in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company has not yet issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

Results of Operations

We have generated $43,943 in revenues from our business operations during the fiscal year ended September 30, 2012 and have incurred $ 1,709,481 in operating expenses through September 30, 2012.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2012 and 2011, respectively.

Balance Sheet Data	September 30, 2012	September 30, 2011
Cash and cash equivalents	$ 36,080	$ 97,899
Total assets	$ 96,295	$ 116,936
Total liabilities	$ 680,532	$ 305,090
Shareholders’ equity (deficit)	$ (583,736)	$ (188,154)

Our cash in the bank at September 30, 2012 was $36,080.  Net cash provided by financing activities during the year through September 30, 2012 was $ 593,063.

Plan of Operation

Cytta has for several years been designing and building an ecosystem that would allow any Bluetooth device to automatically send its data to our specially provisioned Android SmartPhone and then instantly pass that data unto a cloud based Electronic Medical Record which is automatically populated with the client’s readings and information. The goal of the Cytta Connect system was to allow patients, their caregiver or medical providers to review and monitor their progress remotely on an ongoing basis.

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

The Company and its licensing partner have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the blood pressure, weight scale, pulse/oximetry and blood glucose devices has been completed and are all functioning seamlessly.  The Company has completed the development of the ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM’ to represent the data captured by the system for its clients.

The Company began its first installations of the complete Cytta Ecosystems in September 2011 in the US, with two Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’. In March 2012 the Company commenced its first major installation and product evaluation with a major medical Insurance Co/Payor.  The Company also delivered its second round of orders to its first two medical group clients and has received notice of upcoming further installations.

Upon conclusion of the Insurance co/Payor Pilot Program evaluation, the Company will begin full deployment of its systems and commence operations as a Medical Health Service Provider (MHSP). In November 2012 the Company received the 6 Month Pilot Program Whitepaper dated September 30, 2012 independently prepared by the major medical Insurance Co/Payor with whom the Pilot program was conducted. To this end the Company is currently in discussions with potential partners and/or clients wishing to utilize and or participate in the model or the ‘Company’s ‘medical monitoring ecosystem’.

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

We have engaged in significant product research and development over the past year while the technology and system was being developed. The Company’s business may cause us to engage in further research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2012 was $36,080.

We currently have three clients utilizing our systems and are fully operational.  We currently have many potential clients evaluating systems.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from related parties of the Company to pay general operating costs in the form of convertible demand notes payable.  The convertible demand promissory notes do not bear interest.  As of September 30, 2012, $660,031 in notes was outstanding.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Gary Campbell, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2012; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

There were no changes in our internal control over financial reporting during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of January 31, 2013 with respect to our directors and executive officers.

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

N Name	Positions Held	Age	Date of Election or Appointment as Director
Gary Campbell	President, Chief Financial Officer, Treasurer, Secretary and Director	59	March 12, 2010
Karl Harz	Vice President and Director	62	March 19, 2010
William Becker	Director	84	November 15th, 2010
Michael Scott	Director	54	November 15th, 2010

The following is a brief account of the business experience during the past five years or more of our directors and executive officers.

Gary Campbell

Mr. Campbell age 59, brings to the Company over three decades of small cap public company experience wherein he has assisted in the formation, operation and financing of numerous public companies and established ongoing contacts within the US and International telecommunications, medical and financial community. Mr. Campbell began his career as a securities, broadcasting and telecommunications attorney in Canada, where he oversaw a myriad of legal, securities and regulatory affairs ultimately becoming the Senior Partner of a corporate commercial law firm.  After selling his law firm in 1987, Mr. Campbell became a businessman finding, organizing, financing, and operating small public companies for his and his client’s interest.

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

Karl Harz

Mr. Harz, 62, has an extensive background in sales, administration and finance including public company financing and administration, and conventional and private real estate funding. Mr. Harz has been passionately involved with the home healthcare industry and specifically the use of internet access devices to transmit and store medical information through home based peripherals for many years. Mr. Harz has previously been instrumental in the development and management of several major corporations including Transitional Housing Inc., a contract that was awarded through the Department of Justice: Province Service Corporation, a servicing arm of the mortgage companies; and presently, Alternative Funding Sources, Inc. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Real Estate properties, Trust Deed investments, Limited Partnership interests, and Public and Private Corporate Security products. Mr. Harz has maintained a California Real Estate Broker's License and has had a Series 22 and 63 licenses, a Life and Disability license and Variable Annuity License.

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

William W. Becker

William W. Becker, 84, is the principal owner of Hartford Holding Ltd an investment corporation which owns interests in real estate, oil and gas and telecommunication entities. Mr. Becker's illustrious career has seen him found and develop a number of extremely successful companies in telecommunications, cable television, oil and gas, real estate development, and other industries. Mr. Becker was an initial investor and founder of ICG (then known as IntelCom Group Inc), a telecommunications carrier, which was originally listed in Canada. Mr. Becker was the Chairman of the Board and CEO from 1987 to 1995. Mr. Becker was instrumental in the creation and development of ICG which was ultimately listed on the American Stock Exchange, (now NYSE AMEX Equities), where it became a multibillion dollar company. Mr. Becker currently resides on Grand Cayman Island, BWI.

Michael Scott

Michael Scott, 54, is the current President and CEO of Vonify Inc. a private Canadian company operating a full feature USA domestic mobile network (voice/data/text) and providing our customers with domestic and international services with an advanced international roaming solutions. Mr. Scott is an electrical engineer and has worked in the telecommunications arena for over 28 years, since graduating with distinction from Concordia University of Montreal, Canada. Mr. Scott has also previously held positions at senior management levels with various telecommunications companies in the USA and Canada. Mr. Scott currently resides in Toronto, Canada.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended September 30, 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2012 that received annual compensation during the fiscal year ended September 30, 2012 in excess of $100,000.

EXECUTIVE OFFICER COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards(3) (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Non-Qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Gary Campbell (1) President, CFO, Treasurer, Secretary	2012 2011	0	0	120,000(2) 60,000(2)	0	0	0	0 0	120,000 60,000
Karl Harz, Vice President	2011	0	0	60,000	0	0	0	0	60,000

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

Compensation of Directors

During the fiscal years ended September 30, 2012 and 2011, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) and (b) Security ownership of certain beneficial owners and management

At September 30, 2012, and subsequently, we had only two classes of outstanding voting securities, our common stock (referred to herein as the “Common Stock”) and our preferred stock (referred to herein as “Preferred Stock) of which three series are outstanding, Class A Preferred Stock, Class B Preferred Stock, and Class C Preferred Stock, all of which are convertible into restricted common shares if and when common shares are available. The Class A Preferred Shares have voting rights equivalent to twice the number of common shares into which the preferred shares may at some point be converted. The Class B and C Preferred Shares have voting rights equivalent to the number of common shares into which the preferred shares may at some point be converted.

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

The following tables assume, based on our stock records, that there are 1,670,078,203 shares of our common stock, $.0001 par value, currently issued and outstanding, and 4,751,536 Class A Preferred shares, $.01 par value, 3,000,000 Class B Preferred Shares, $.01 par value, and 7,900,000 Class C Preferred shares $.01 par value issued and outstanding, The Holders of the Class A Preferred shares presently have the right to vote  two hundred (200) common shares for every one (1) Class A Preferred share held on all matters presented to the common stockholders.   The Holders of the Class B Preferred shares presently have the right to vote one hundred (100) common shares for every one (1) Class B Preferred share held on all matters presented to the common stockholders. The Holders of the Class C Preferred shares presently have the right to vote one hundred (100) common shares for every one (1) Class C Preferred share held on all matters presented to the common stockholders.

The Class A Preferred Holders are not required to convert their Class A Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders.  The Class B Preferred Holders are not required to convert their Class B Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. The Class C Preferred Holders are not required to convert their Class C Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. As indicated above, as of the filing of this report there are 4,751,536 Class A Preferred shares outstanding, which will result in 950,307,200 votes by the Class A Preferred Holders or 26.10 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As indicated above, as of the filing of this report there are 3,000,000 Class B Preferred shares outstanding, which will result in 300,000,000 votes by the Class B Preferred Holders or 8.24 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As indicated above, as of the filing of this report there are 7,900,000 Class C Preferred shares outstanding, which will result in 790,000,000 votes by the Class C Preferred Holders or 21.70 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As such, an aggregate of 3,165,231,203 shares are included in the fully diluted share number should all Preferred shares be converted to common shares as of the date of this report.

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

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)

William Becker PO Box 143 GT (Georgetown), Grand Cayman Island, BWI (British West Indies)	250,000,000(4)	15.62%	7.89%
Erik Stephansen 12386 Stockholm Way, Truckee, CA 96161	0	0	7.89%(3)
Gary Campbell 6490 W Desert Inn Rd Las Vegas NV 89146	50,000,000(5)	3.12%	7.56%(1)
Karl Harz 78830 Zenith Way, La Quinta, Ca. 92253	50,000,000	3.12%	6.32%(2)
Michael Scott 276 Pacific Avenue Suite 3 Toronto, Ontario M6P 2P9 Canada	0	0	0
Officers and Directors as a Group	350,000,000	21.84%	29.66%

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

(4)  Through a corporation the votes attached to which Mr. Becker can direct and which are thus deemed to be beneficially owned.

(5)  Through a corporation the votes attached to which Mr. Campbell can direct and which are thus deemed to be beneficially owned.

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

Not applicable

(d)    Securities authorized for issuance under equity compensation plans

Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of September 30, 2012, the Company was obligated to related parties, for non-interest bearing convertible demand loans with a balance of $660,031.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2012	Fiscal year ended September 30, 2011
Audit fees (1)	$ 12,500	$ 12,500
Audit-related fees (2)	$ 0	$ 0
Tax fees (3)	$ 0	$ 0
All other fees (4)	$ 0	$ 0
Total fees	$ 12,500	$ 12,500

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

Dated:  February 6, 2013

  By:

/s/ Gary Campbell

Gary Campbell, President, Chief Financial Officer and Director

Dated: February 6, 2013

By:

/s/ Karl Harz

Karl Harz, Director, Vice President

Dated:  February 6, 2013

By:

/s/ William Becker

William Becker, Director

Dated:  February 6, 2013

By:

/s/ Michael Scott

Michael Scott, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary Campbell Gary Campbell	President, CFO Director	February 6, 2013
/s/ Karl Harz Karl Harz	Director, Vice President	February 6, 2013
/s/ William Becker William Becker	Director	February 6, 2013
/s/ Michael Scott Michael Scott	Director	February 6, 2013

PART IV – FINANCIAL INFORMATION

ITEM 15.

 FINANCIAL STATEMENTS

CYTTA CORP.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

September 30, 2012 and 2011

Cytta Corp.

Table of Contents

Page

Audit Reports of Independent Accountants

30

Balance Sheets – September 30, 2012 and 2011

31

Statements of Operations for the years ended September 30, 2012 and 2011

32

Statements of Stockholder’s Equity (Deficit)

for the years ended September 30, 2012 and 2011

33-34

Statements of Cash Flows for the years ended September 30, 2012 and 2011

35

Notes to Financial Statements

36

_______________________________________

Shelley International CPA

1012 S Stapley Suite 114

Mesa, AZ 85204-4272

(480) 461-8301

fx (480) 649-0622

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cytta Corp.

We have audited the accompanying balance sheets of Cytta Corp. as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Shelley International CPA

Mesa, AZ

December 27, 2012

Cytta Corp.
Balance Sheets
	September 30,	September 30,
	2012	2011
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 36,080	$ 97,899
Inventory	-	3,486
Total Current Assets	36,080	101,385

OTHER ASSETS
MVNO License, (net of in amortization)	8,640	10,800
Software license, (net of in amortization)	3,751	4,751
Notes receivable	23,835	-
Loan to shareholder	17,500	-
Computers	6,489	-
Total Other Assets	60,215	15,551

TOTAL ASSETS	$ 96,295	$ 116,936

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 19,499	$ 15,058
Due to related parties	660,532	290,032
TOTAL LIABILITIES	680,031	305,090

STOCKHOLDERS' DEFICIT
Preferred stock:
100,000,000 shares authorized, $0.001 par value
20,403,072 and 4,751,536	15,652	4,752
Additional paid-in capital - preferred	1,217,348	296,248
Common stock:
3,900,000,000 common shares, $0.00001 par value
1,670,078,203 and 1,600,078,203 shares issued	16,141	15,441
Additional paid-in capital	1,171,799	1,081,499
Common shares pending cancellation	560	560
Subscriptions payable	303,063	10,000
Retained deficit	(3,308,299)	(1,596,654)
Total Stockholders' Deficit	(583,736)	(188,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 96,295	$ 116,936

Cytta Corp.
Statements of Operations

	For the Year Ended	For the Year Ended
	September 30,	September 30,
	2012	2011

REVENUES	$ 43,943	$ 2,250
Cost of sales	17,693	2,600
GROSS MARGIN	26,250	(350)
OPERATING EXPENSES
Professional fees	113,775	48,500
Management fees	437,578	487,125
General and administrative	468,667	231,631
Impairment	-	312,040
Research and development	715,711	-
Loss on Marketing Rights	-	25,000
Total Operating Expenses	1,735,731	1,104,296

NET LOSS FROM OPERATIONS	(1,709,481)	(1,104,646)

OTHER INCOME (EXPENSE)
Interest Income	280	307
Interest expense	(1,244)	(1,378)
Total other income (expense)	(964)	(1,071)

NET LOSS BEFORE TAXES	(1,710,445)	(1,105,717)

Provision for income taxes	-	-

NET LOSS	$ (1,710,445)	$ (1,105,717)

PER SHARE DATA:
Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.00)
Weighted average number of
common shares outstanding	1,658,411,536	1,314,839,847

									(Deficit)
									Accumulated
				Additional				Additional	During the	Total
	Common Stock			Paid-in		Preferred Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Segregated	Capital	Subscriptions	Shares	Amount	Capital	Stage	Deficit

Balance - September 30, 2009	661,400,000	$ 6,054	$ 560	$ 199,456	$ -	-	$ -	$ -	$ (233,374)	$ (27,304)

Common shares issued for
bookkeeping services at $0.0006
per share, March 01, 2010	60,000,000	600	-	35,400	-	-	-	-	-	36,000

Common shares issued for
web services at $0.0006
per share, March 01, 2010	40,000,000	400	-	23,600	-	-	-	-	-	24,000

Common shares issued for
management services at $0.0006
per share, March 12, 2010	100,000,000	1,000	-	59,000	-	-	-	-	-	60,000

Common shares issued for
management services at $0.0006
per share, March 12, 2010	50,000,000	500	-	29,500	-	-	-	-	-	30,000

Common shares issued for debt
at $0.0006 per share,
March 12, 2010	53,216,666	532	-	31,398	-	-	-	-	-	31,930

Common shares issued for cash
at $0.0013 per share,
August 16, 2010	57,692,307	577	-	74,423	-	-	-	-	-	75,000

Common shares issued for
services at $0.0013
per share, August 16, 2010	2,884,615	29	-	3,721	-	-	-	-	-	3,750

Common shares issued for
services at $0.0013
per share, August 16, 2010	2,884,615	29	-	3,721	-	-	-	-	-	3,750

(Loss) for the year	-	-	-	-	-	-	-	-	(257,562)	(257,562)

Balance - September 30, 2010	1,078,078,203	$ 10,221	$ 560	$ 489,719	$ -	-	$ -	$ -	$ (490,936)	$ 9,564

Common shares issued for
MVNO license at $0.0013
per share, November 10, 2010	250,000,000	2,500	-	322,500	-	-	-	-	-	325,000

Common stock subscriptions	-	-	-	-	10,000	-	-	-	-	10,000

Common shares issued for
cash at $0.001
per share, September 12, 2011	272,000,000	2,720	-	269,280	-	-	-	-	-	272,000

Preferred shares issued for
cash at $0.00063
per share, September 20, 2011	-	-	-	-	-	4,751,536	4,752	296,248	-	301,000

(Loss) for the year	-	-	-	-	-	-	-	-	(1,105,717)	(1,105,717)

Balance - September 30, 2011	1,600,078,203	$ 15,441	$ 560	$ 1,081,499	$ 10,000	4,751,536	$ 4,752	$ 296,248	$ (1,596,654)	$ (188,154)

Prior period adjustment	-	-	-	-	-	-	-	-	(1,199)	(1,199)
Preferred shares issued for
cash at $0.00010
per share, December 1, 2011	-	-	-	-	-	3,000,000	3,000	297,000	-	300,000

Common shares issued for
services at $0.00013
per share, December 1, 2011	70,000,000	700	-	90,300	-	-	-	-	-	91,000

Preferred shares issued for
services at $0.00008
per share, January 2, 2012	-	-	-	-	-	7,900,000	7,900	624,100	-	632,000

Preferred stock subscriptions	-	-	-	-	293,063	-	-	-	-	293,063

(Loss) for the year	-	-	-	-	-	-	-	-	(1,710,445)	(1,710,445)

Balance - September 30, 2012	1,670,078,203	$ 16,141	$ 560	$ 1,171,799	$ 303,063	20,403,072	$ 15,652	$ 1,217,348	$ (3,308,297)	$ (583,736)

Cytta Corp.
Statements of Cash Flows
	For the Years Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,710,445)	$ (1,105,717)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	3,160	2,409
Impairment of licensing agreement	-	312,040
Issuance of common stock
for services and expenses	91,000	-
Issuance of preferred stock
for services and expenses	632,000	-
Operating expenses paid on behalf of the
Company by a related party	-	-
Changes in Operating Assets and Liabilities:
Rounding	-	(1)
Inventory	3,486	(3,486)
Prepaid fees and services	-	51,935
Accounts payable and accrued liabilities	4,441	5,786
Due to related parties	370,500	-
Net cash from operating activities	(605,858)	(737,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(23,835)	-
Loan to shareholder	(17,500)	-
Computers	(6,489)	-
Software license	-	(5,000)
Net cash from investing activities	(47,824)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to Related Parties	-	237,006
Preferred stock issued for cash	300,000	301,000
Common stock issued for cash	-	272,000
Proceeds from common stock subscriptions	293,063	10,000
Advances from related parties	-	-
Net cash from financing activities	593,063	820,006

NET CHANGE IN CASH	(60,619)	77,972
CASH AT BEGINNING OF PERIOD	97,899	19,927
CASH AT END OF PERIOD	$ 37,280	$ 97,899

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$ -	$ -
Common stock issued for MVNO license	$ -	$ 325,000

Cytta Corp.

Notes to Financial Statements

September 30, 2012 and 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $36,080 and $97,899 in cash and cash equivalents at September 30, 2012 and 2011 respectively.

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

Fair value of financial instruments

The Company follows ASC 825 in accounting for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2012 and 2011.

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

Effective November 7, 2012, the Company increased the number of authorized shares to 4,000,000,000 shares, of which 3,900,000,000 shares are designated as common stock with a par value of $0.00001 per share, and 100,000,000 shares are designated as preferred stock with a par value of $0.001 per share.

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

As of September 30, 2012 the Company had issued and outstanding 20,403,072 preferred shares and 1,670,078,203 common shares.

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

	September 30,
	2012	2011
Income tax expense (benefit) at statutory rate	$ (598,656)	$ (387,001)
Stock based expenses	0	0
Valuation allowance	598,656	387,001
Income tax expenses per books	$ 0	$ 0

Net deferred tax assets consist of the following components as of:

	September 30,
	2012	2011
NOL Carryover	$ 1,157,485	$ 558,829
Valuation allowance	(1,157,485)	(558,829)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $3,308,299 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 5 - DUE TO RELATED PARTIES

As of September 30, 2012 and 2011, the Company was obligated to related parties for a non-interest bearing demand loans with balances totaling of $660,532 and $290,032.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended September 30, 2012, the Company had a loss from operations of $1,710,445. As at September 30, 2012 a retained deficit of $3,308,299 and a working capital deficit of $643,951. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

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

EXHIBIT 31.1 / 31.2

CERTIFICATIONS

I, Gary Campbell, certify that:

1.

I have reviewed this report on Form 10-K of Cytta Corp.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have;

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  February 6, 2013

/s/ Gary Campbell

Gary Campbell

Principal Executive and Financial Officer

EXHIBIT 32.1 / 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cytta Corp. (the “Company”) on Form 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Campbell, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Gary Campbell

Name:

Gary Campbell

Title:

Chief Executive and Financial Officer

Date:

February 6, 2013