Form 10-Q
period 2012-12-31
CYTTA CORP.
filed 2013-02-20
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 15th, 2013, there were 1,670,078,203 shares of the issuer’s common stock, par value $0.00001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2012 Form 10-K filed with the SEC on February 6th, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Cytta Corp.
Balance Sheets

	December 31,	September 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 46,357	$ 36,080
Total Current Assets	46,357	36,080

OTHER ASSETS
MVNO License-net of amortization	8,100	8,640
Software License-net of amortization	3,501	3,751
Notes receivable	23,835	23,835
Collateralized loan to shareholder	17,500	17,500
Computers, (net of depreciation)	6,164	6,489

Total Other Assets	59,100	60,215
TOTAL ASSETS	$ 105,457	$ 96,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 19,498	$ 19,499
Due to related parties	766,032	660,532
TOTAL LIABILITIES	785,530	680,031

STOCKHOLDERS' DEFICIT

Preferred stock:
100,000,000 shares authorized, $0.001 par value
20,403,072 issued	15,652	15,652
Additional paid-in capital - preferred	1,217,348	1,217,348
Common stock:
3,900,000,000 common shares, $0.00001 par value
1,670,078,203 shares issued	16,141	16,141
Additional paid-in capital - common	1,171,799	1,171,799
Common shares pending cancellation	560	560
Subscriptions payable	531,863	303,063
Retained Deficit	(3,633,436)	(3,308,299)
Total Stockholders' Deficit	(680,073)	(583,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 105,457	$ 96,295

Cytta Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2012	2011

REVENUES	$ -	$ 12,000
Cost of Goods sold	-	10,909
Gross margin	-	1,091

OPERATING EXPENSES
Professional fees	26,000	-
Management fees	98,692	107,110
General and administrative	200,445	216,452
Impairment of licensing agreement	-	-

Total Operating Expenses	325,137	323,562

NET LOSS FROM OPERATIONS	(325,137)	(322,471)

OTHER INCOME (EXPENSE)
Interest income	-	151
Interest expense	-	-
Total Other Income (Expense)	-	151

NET LOSS BEFORE TAXES	(325,137)	(322,320)

Provision for income taxes	-	-

NET LOSS	$ (325,137)	$ (322,320)

PER SHARE DATA:
Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,670,078,203	1,623,665,160

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (325,137)	$ (322,320)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	1,114	790
Issuance of common stock
for services and expenses	-	91,000
Beneficial interest expense	128,700	-
Changes in Operating Assets and Liabilities:
Inventory	-	3,486
Accounts payable and accrued liabilities	-	4,440
Net cash from operating activities	(195,323)	(222,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Collateralized loan to shareholder	-	(17,500)
Net cash from investing activities	-	(17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock issued for cash	-	300,000
Proceeds from stock subscriptions payable	100,100	-
Advances from related parties	105,500	97,000
Repayment of advances from related parties	-	-
Net cash from financing activities	205,600	397,000

NET CHANGE IN CASH	10,277	156,896
CASH AT BEGINNING OF PERIOD	36,080	97,899
CASH AT END OF PERIOD	$ 46,357	$ 254,795

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$ -	$ -
Common stock issued for licensing agreement	$ -	$ -

CYTTA CORP.
Condensed Notes to Financial Statements
December 31, 2012 and September 30, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the period ended December 31, 2012 is not necessarily indicative of the operating results for the full year.

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

Property, Plant and Equipment (Topic 360) issued December 14, 2011

These amendments resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment-Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation-Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This change does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate.

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

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of December 31, 2012 and September 30, 2012 the Company owed various related parties $766,032 and $660,532 respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2012 the Company accepted $100,100 in subscriptions for 143,000,000 common shares and 143,000,000 warrants.  The warrants are exercisable at $0.0015 per share until October 31, 2013.  The value of the warrants was calculated at $0.0006 per share with the stock price at $0.001, interest rate at .15% and volatility at 184.5%.

Preferred Stock Designation

On December 5, 2012 the Company filed a Certificate of Designation with the Nevada Secretary of State to designate 10,000,000 shares of its authorized 100,000,000 shares of preferred stock as Class D Preferred Stock.  These preferred shares were given voting rights of 300 votes for each share of preferred share held.  They also carry a conversion factor of 1 share of preferred stock to 300 shares of common stock.  No shares have been issued as of December 31, 2012.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no other reportable subsequent events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2012. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We have generated no new revenues from our business operations in the three months since September 30, 2012 and generated $43,943 in revenues from our business operations during the fiscal year ended September 30, 2012 and incurred $ 325,137 in total operating expenses this quarter.

The following table provides selected financial data about our Company as of December 31, 2012 and September 30th, 2012, respectively.

Balance Sheet Data	December 31, 2012	September 30, 2012
Cash and cash equivalents	$46,357	$36,080
Total Assets	$105,457	$ 96,295
Total Liabilities	$785,032	$680,031
Shareholder Equity (Deficit)	$(680,073)	$(583,736)

Net cash from operating activities during the quarter was $(195,323).

Plan of Operation

Cytta’s technology called Cytta ConnectTM is the world’s first open source Special Purpose Medical Network.  Our unique and proprietary system allows us to connect all forms of Bluetooth enabled monitoring devices (FDA and Non FDA) seamlessly through an Android Smartphone and deliver the data in real-time to a cloud based data repository which can easily be customized to our client’s requirements.

The Cytta ConnectTM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone provisioned with the Cytta platform.  The Cytta Connect system works seamlessly everywhere there is cellular service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. a Nevada Corporation.  Through a series of transactions and business developments commencing in 2002 Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology based internet and telephony based access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote patient monitoring (RPM) of home based and remote patients.

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

Pursuant to Cytta’s MVNO agreement with Vonify, the Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications.   The Company is fully utilizing the Vonify network in the US and utilizing Vonify SIM cards installed on numerous brands of android smartphones and tablets deployed in various parts of the US.  The Vonify network is fully functional and compliant in regards to voice, data and SMS connectivity.  The network is suitable in all aspects for utilization by Cytta for the movement of medical, health and wellness information gathered from Bluetooth enabled remote medical monitoring devices.  The Cytta ConnectTM Medical smartphones and tablets are also fully functional voice, data and SMS cell phones.

On January 25th, 2012, the Company’s Board ratified an executed Wireless Data Machine to Machine (M2M) Communications Agreement with ATT Mobility II, LLC on behalf of its affiliates AT&T or AT&T Mobility (herein AT&T) pursuant to the terms of which Cytta agrees to purchase from AT&T and AT&T agrees to sell to Cytta wireless service for use in machine to machine communications on AT&T’s Wireless Data Network.  Through AT&T, Cytta can offer a nationwide Data GSM/GPRS footprint across 100 percent of the AT&T service area. GSM also provides global compatibility resulting in more international roaming potential.  Cytta has currently activated its first AT&T SIMs through its VPN and has distributed the first SIMs to evaluate their market potential.  Additional setup, activation and details are currently being explored between the parties. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31st, 2012.

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

The Company has now completed the integration of the proprietary Firmware Client with other elements of the system and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the double FDA blood pressure, weight scale, pulse/oximetry and blood glucose devices, has been completed and are all functioning seamlessly.  The Company has completed the development of the relational data base and the GUI developed therefrom consisting of ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM’ to represent the data captured by the system for its clients.

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

Upon successful conclusion of the Insurance co/Payor Pilot Program evaluation, the Company planned to begin full deployment of its systems and commence operations as a Medical Health Service Provider (MHSP). In November 2012 the Company received the 6 Month Pilot Program Whitepaper dated September 30, 2012 independently prepared by the major medical Insurance Co/Payor with whom the Pilot program was conducted.  The conclusions of their Independent Whitepaper stated,

“This trial demonstrated the ability to significantly reduce costs for high risk patients through use of the CYTTA Connect Ecosystem.  The trial demonstrated the ability to quickly achieve cost savings, decrease resource utilization, improve care coordination, and increase adherence to evidence based guidelines.  Adherence to evidence based guidelines is increasingly important as CMS 5 STAR ratings garner importance

Care costs were reduced on average by $11,078 [or $1,846 per member per month] for each trial participant.  This trial did not specifically address long term cost of care.  However, these patients were selected for the inabilities of the existing healthcare system and care coordination programs to cost effectively address their short or long term healthcare needs.  One trial participant noted he realized more value and benefit in 2 months of trial participation compared to his previous 17 months of participation in the best available care coordination services.  A quite handsome return on investment is present if the care coordination system is priced at less than $2,000 per year.

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

As can be seen from the above conclusion, the Company’s integrated and completely autonomous system provides numerous advantages over current monitoring systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating and actively marketing the Cytta ConnectTM system to numerous Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2012 was $46,357.

We currently have limited marketing operations directly, but we are negotiating marketing agreements with licensing partners.

We have sufficient funds on hand to pursue our business objectives for the near future; however we cannot commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of December 31, 2012, we had $785,530 in loans outstanding.

We have limited operating costs and expenses at the present time due to the early stage of our business activities. Currently our operating activities in the healthcare arena are conducted by our senior Officers, engaged consultants and licensing partners.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to develop our operations. This financing may take the form of additional sales of our equity or debt securities to, or loans from, stockholders, or from our officers and directors or other individuals. There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

Going Concern

Our auditors have included an explanatory paragraph in their report on our financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities with the exception of the Cytta Connect LLC joint venture which is not currently active. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. As at December 31, 2012 no material legal or any governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party, with the exception of a proceeding purportedly seeking equity consideration, being attempted to be launched against the Company by two former advisors’ Companies and an officer all of whom were dismissed by the Company for cause and malfeasance.  A preliminary ruling severely limited the Plaintiffs standing and causes of action upon which they could proceed.  Should these Parties perfect a lawsuit against the Company, the Company does not feel there is any merit in their Claims and the Company will be counterclaiming against them for significant damages as a result of their actions while they owed the Company a duty of care.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2012, a majority of the shareholders approved the change to the number of authorized common shares from 1,900,000,000 to 3,900,000,000 common shares. This transaction is more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013.

ITEM 5.

OTHER INFORMATION

On December 1st, 2012, the Board of Directors of the Company approved the creation of and designation of the Company’s Class D Preferred Stock. At this time no Class D Preferred Shares are issued.  This transaction is more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 20, 2013.

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

CYTTA CORP.

Dated: February 20, 2013

By:/s/ Gary Campbell

Gary Campbell
President, Principal Executive and Financial Officer