Form 10-Q
period 2013-03-31
CYTTA CORP.
filed 2013-05-24
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 24th, 2013, there were 12,630,489 (3,789,146,700 pre-split) shares of the issuer’s common stock, par value $0.001 ($0.00001 pre-split), outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2012 Form 10-K filed with the SEC on December 26, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Cytta Corp.
Condensed Balance Sheets
	March 31,	September 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 41,891	$ 36,080

Total Current Assets	41,891	36,080

OTHER ASSETS
MVNO License-net of amortization	7,560	8,640
Software license-net of amortization	3,251	3,751
Notes receivable	23,835	23,835
Collateralized loan to shareholder	17,500	17,500
Computers	6,489	6,489

Total Other Assets	58,635	60,215

TOTAL ASSETS	$ 100,526	$ 96,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,165	$ 19,499
Due to related parties	897,840	660,532

TOTAL LIABILITIES	905,005	680,031

STOCKHOLDERS' DEFICIT
Preferred stock:
100,000,000 shares authorized, $0.001 par value
933,350 and 15,651,536 issued	933	15,652
Additional paid-in capital - preferred	67,066	1,217,348
Common stock:
100,000,000 shares authorized, $0.001 par value
12,630,489 and 5,566,927 shares issued	12,629	54
Additional paid-in capital - common	2,946,426	1,188,444
Common shares pending cancellation	2	2
Subscriptions payable	166,200	303,063
Deficit accumulated during the development stage	(3,997,735)	(3,308,299)

Total Stockholders' Deficit	(804,479)	(583,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 100,526	$ 96,295

Cytta Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUES	$ -	$ -	$ -	$ 12,000

Cost of goods sold	-	-	-	10,909

Gross margin	-	-	-	1,091

OPERATING EXPENSES

Professional fees	24,201	-	50,201	-
Management fees	90,353	112,497	190,055	219,607
General and administrative	245,463	735,788	449,180	952,240
Impairment of licensing agreement	-	-	-	-

Total Operating Expenses	360,017	848,285	689,436	1,171,847

NET LOSS FROM OPERATIONS	(360,017)	(848,285)	(689,436)	(1,170,756)

OTHER INCOME (EXPENSE)
Interest income	-	7	-	158
Interest expense	-	-	-	-
Total Other Income (Expense)	-	7	-	158

NET LOSS BEFORE TAXES	(360,017)	(848,278)	(689,436)	(1,170,598)

Provision for income taxes	-	-	-	-

NET LOSS	$ (360,017)	$ (848,278)	$ (689,436)	$ (1,170,598)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.05)	$ (0.15)	$ (0.10)	$ (0.21)

Weighted average number of
common shares outstanding	7,776,360	5,566,927	6,659,504	5,489,150

Cytta Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$ (689,436)	$ (1,170,598)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	1,580	1,580
Impairment of licensing agreement	-	-
Issuance of preferred stock
for services and expenses	-	632,000
Issuance of common stock
for services and expenses	173,893	91,000
Operating expenses paid on behalf of the
Company by a related party	-	-
Changes in Operating Assets and Liabilities:
Inventory	-	(29,734)
Accounts payable and accrued liabilities	(12,334)	4,440
Prepaid fees and services	-	-
Net cash from operating activities	(526,297)	(471,312)

INVESTING ACTIVITIES
Collateralized loan to shareholder	-	(17,500)
Purchase of property and equipment	-	-
Net cash from investing activities	-	(17,500)

FINANCING ACTIVITIES
Preferred stock issued for cash	-	300,000
Proceeds from stock subscriptions payable	294,800	-
Advances from related parties	237,308	180,468
Repayment of advances from related parties	-	-
Net cash from financing activities	532,108	480,468

NET CHANGE IN CASH	5,811	(8,344)
CASH AT BEGINNING OF PERIOD	36,080	97,899
CASH AT END OF PERIOD	$ 41,891	$ 89,555

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued for fees and services		$ 632,000
Common stock issued for services	$ 173,893	$ 91,000

CYTTA CORP

Condensed Notes to Financial Statements

March 31, 2013 and September 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results for the full year.

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

Intangibles – Goodwill and Other (Topic 350) issued July 27, 2012

These amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

None of these new standards have a direct effect on the quarterly financial statements.

NOTE 4- RELATED PARTY NOTES PAYABLE

As of March 31, 2013 and September 30, 2012 the Company owed various related parties $897,840 and $660,532 respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

In November 2012 the Company increased the number of authorized common to 3,900,000,000 pre –split shares.

During the six months ended March 31, 2013 the company issued 496,000,000 pre-split common shares for $431,663 in subscriptions, 193,000,000 pre-split common shares for $173,893 in services, and converted 14,718,186 preferred shares into 1,471,818,600 pre-split common shares

As of April 9, 2013 the Company reverse split its common shares 1 for 300 reducing the number of authorized shares to 13,000,000. All common stock disclosures appearing in the accompanying financial statements have been retroactively restated to reflect the reverse split of shares.

NOTE 6 - SUBSEQUENT EVENTS

As of April 9, 2013 the Company reverse split its common shares 1 for 300 reducing the number of authorized shares to 13,000,000. All common stock disclosures appearing in the accompanying financial statements have been retroactively restated to reflect the reverse split of shares.

Since March 31, 2013 the Company has received $50,000 in common stock subscriptions

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are a development stage corporation. We have generated $-0- in revenues from our business operations since September 30, 2012 and have incurred $ 360,017 in expenses this quarter.

The following table provides selected financial data about our Company as of March 31, 2013 and September 30th, 2012, respectively.

Balance Sheet Data	March 31, 2013	September 30, 2012
Cash and cash equivalents	$41,891	$36,080
Total Assets	$100,526	$96,295
Total Liabilities	$905,005	$680,031
Shareholder Equity (Deficit)	$(804,479)	$(583,736)

Net cash used in operating activities during the quarter was $ 526,297

Plan of Operation

Cytta’s technology called Cytta Connect TM is the world’s first open source Special Purpose Medical Network.  Our unique and proprietary system allows us to connect all forms of Bluetooth enabled monitoring devices (FDA and Non FDA) seamlessly through an Android Smartphone and deliver the data in real-time to a cloud based data repository which can easily be customized to our client’s requirements.

The Cytta Connect TM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone provisioned with the Cytta platform.  The Cytta Connect system works seamlessly everywhere there is cellular service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. a Nevada Corporation.  Through a series of transactions and business developments commencing in 2002 Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology based internet and telephony based access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote patient monitoring (RPM) of home based and remote patients.

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

Pursuant to Cytta’s MVNO agreement with Vonify, the Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications.   The Company is fully utilizing the Vonify network in the US and utilizing Vonify SIM cards installed on numerous brands of android smartphones and tablets deployed in various parts of the US.  The Vonify network is fully functional and compliant in regards to voice, data and SMS connectivity.  The network is suitable in all aspects for utilization by Cytta for the movement of medical, health and wellness information gathered from Bluetooth enabled remote medical monitoring devices.  The Cytta Connect TM Medical smartphones and tablets are also fully functional voice, data and SMS cell phones.

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

The Company’s Medical Smartphone, contains proprietary device resident or “native” programming, consisting of a “Firmware Client” or “Super App” developed by Connected Health Pte. Ltd. in conjunction with the Cytta Special Purpose Network and which is licensed to Cytta pursuant to the July 14 th , 2011 License Agreement.  This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. Connected Health is a wireless health innovator committed to developing health monitoring connectivity solutions which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMR TM’ .

From the Online or Cloud based Cytta Data repository Dashboard or ‘Instant EMR TM ’ the data can be utilized as part of the electronic medical monitoring systems (EMR’s) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote patient monitoring.  These Medical Groups contract with Cytta and are responsible for installing, monitoring and financing the system in the homes of their clients who require monitoring.

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

The Company has now completed the integration of the proprietary Firmware Client with other elements of the system and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the double FDA blood pressure, weight scale, pulse/oximetry and blood glucose devices, has been completed and are all functioning seamlessly.  The Company has completed the development of the relational data base and the GUI developed therefrom consisting of ‘Online Data Presentation Screens” Dashboard or ‘Instant EMR TM ’ to represent the data captured by the system for its clients.

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

As can be seen from the above conclusion, the Company’s integrated and completely autonomous system provides numerous advantages over current monitoring systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating and actively marketing the Cytta Connect TM system to numerous Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2012 was $41,891.

We currently have limited marketing operations.

We have limited funds on hand to pursue our business objectives for the near future, however we cannot commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of March 31, 2012, we had $897,840 in loans outstanding.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. As at March 31, 2013 we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31st, 2013, the Company sold/issued securities that were not registered under the Securities Act of 1933 as follows:

During the six months ended March 31, 2013 the company issued 496,000,000 pre-split common shares for $431,663 in subscriptions, 193,000,000 pre-split common shares for $173,893 in services, and converted 14,718,186 preferred shares into 1,471,818,600 pre-split common shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

None of the transactions involved any underwriters or underwriting discounts. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25 th , 2013 the Company received notice from the Financial Industry Regulatory Authority (FINRA) that they had received the documentation necessary to effect the Reverse Stock Split. This corporate action was announced on April 26 th , 2013 and will took effect at the open of business on April 29 th , 2013.

Trading of the Common Stock on the OTC QB will continue, on a Reverse Split-adjusted basis and its ticker symbol (CYCA) will remain unchanged, although a "D" will be placed on the CYCA ticker symbol (CYCAD) for 20 business days to alert the public about the Reverse Split. The new CUSIP number for the Common Stock following the Reverse Split is 12673W407.

On April 9 th , 2013, Cytta Corp (the Company), received confirmation from the Secretary of State of the State of Nevada that the Certificate of Change Pursuant to NRS 78.209 (the Certificate of Change) to the Amended and Restated Articles of Incorporation to effect a reverse split and par value increase of the Company’s Common Stock, $0.00001, par value per share (the Common Stock), at a ratio of 1-for-300 with all fractional shares rounded up to the next whole share (the Reverse Stock Split) was duly filed on April 9 th , 2013 to be effective April 29 th , 2013. After the Reverse Stock Split, the Company has approximately 12,630,490 common shares $0.001 par value outstanding. Pursuant to the Reverse Stock Split, the number of authorized shares of the Company’s Common Stock was reduced to 13,000,000 shares of Common Stock.

Each shareholder's percentage ownership interest in the Company and proportional voting power remains unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding up the fractional shares. The rights and privileges of the holders of Company’s Common Stock are substantially unaffected by the Reverse Stock Split.

On April 10, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation pursuant to NRS 78.385 and 78.390 (the Certificate of Amendment) to increase the number of authorized shares of the Company’s Common Stock from 13,000,000 to 100,000,000 shares (the Capital Increase Amendment) on April 29 th , 2013 following the Reverse Stock Split.

The Reverse Stock Split and Capital Increase Amendment were approved by the Board of Directors of the Company on April 5th, 2013. In addition, the actions taken by the Board of Directors with respect to the Capital Increase Amendment were approved by the written consent dated as of April 5 th , 2013 of the Company’s stockholders entitled to vote a majority of the shares of Common Stock then outstanding.

The primary objective of the Reverse Split is to increase the per share price of the Common Stock in order to potentially allow the Company to seek a listing of the Common Stock on a more established trading market, including a stock exchange.

The Company elected to affect a reverse stock split as part of its efforts to better align the stock price with its accomplishments and future growth potential. The Company believes that an increase in the share price of its common stock may enhance its ability to attract new investors and broaden its shareholder base. Many institutional investors and investment funds may be reluctant to invest, and in some cases prohibited from investing, in lower-priced stocks. In addition, the Company expects that the reverse stock split should provide benefits to Cytta Corp. stockholders by facilitating lower transaction costs, improving trading liquidity of the stock, and reducing share price volatility.

Further, we believe that our current low stock price negatively affects the marketability of our existing shares and our ability to raise additional capital.  Although we cannot guarantee it, we hope that the Reverse Split will increase the market price of our stock. Theoretically, the increase should occur in a direct inverse proportion to the Reverse Split ratio.  In other words, with a Reverse Split ratio of 1 to 300 the assumption is that the market price of our stock should increase by three hundred (300) following the Reverse Split. Stockholders should note that the effect of the Reverse Stock split upon the price of the Company’s Common Stock cannot be accurately predicted.

Finally, we are hopeful that the Reverse Split and the resulting anticipated increased price level will encourage interest in our Common Stock and possibly promote greater liquidity for our shareholders; however we cannot guarantee any of the foregoing.

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

CYTTA CORP.

Dated: May 24th, 2013

By:/s/ Gary Campbell

Gary Campbell
President, Principal Executive and Financial Officer

                                                  EXHIBIT 31.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Gary Campbell, certify that:

1.   I have reviewed this report on Form 10-Q of Cytta Corp.

2.   Based on my  knowledge,  this  quarterly report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officer(s) and I are  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e))  and internal  control over financial  reporting  (as  defined  in  Exchange  Act Rules  13a-15(f)  and

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

     (c)  Evaluated the  effectiveness of the registrant's  disclosure  controls and procedures  and presented in this report my conclusions  about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed  in this  report  any  change in the  registrant's  internal control  over  financial  reporting  that  occurred  during the period covered by this annual  report  that has  materially  affected,  or is reasonably  likely to materially  affect,  the  registrant's  internal control over financial reporting; and

5.   The  registrant's  other  certifying  officer(s) and I have disclosed,

     based on our most recent  evaluation  of internal  control  over  financial reporting,  to  the  registrant's  auditors  and  the  audit  committee  of registrant's  board of  directors  (or persons  performing  the  equivalent functions):

     (a)  All significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the  registrant's  ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a  significant  role in the  registrant's  internal control over financial reporting.

Dated: May 24, 2013

By: /s/ Gary Campbell

   ----------------------------------------------

   Gary Campbell

   President, Chief Executive and Chief Financial Officer

                                                      EXHIBIT 32.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Cytta Corp. (the "Company") on Form

10-Q for the quarter  ended March 31, 2013 as filed  with the  Securities  and

Exchange  Commission  on the date hereof (the  "Report"),  I, Gary Campbell,

Chief Executive and Chief Financial Officer of the Company, certify,  pursuant to

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

Dated: May 24, 2013

By: /s/ Gary Campbell

   ----------------------------------------------

   Gary Campbell

   President, Chief Executive and Chief Financial Officer