Form 10-K/A
period 2008-09-30
CYTTA CORP.
filed 2013-05-30
CIK 1383088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Act: None .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [ X ]  No

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Cytta Corp. (the "Company") for the fiscal year ended September 30, 2009, originally filed with the Securities and Exchange Commission (the "SEC") on December 2, 2008 (the "Original Filing"). We are filing this Amendment for the purpose of correcting a typographical error. The Original Filing accidentally reflected the Company was a shell company as defined by Rule 12b-2 of the Act. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

2