Form 10-Q
period 2013-06-30
CYTTA CORP.
filed 2013-08-07
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-139669

CYTTA CORP.
(Exact name of Registrant as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6490 West Desert Inn Road, Suite 101, Las Vegas Nevada 89146
(Address of principal executive offices)

(702) 307-1680
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7th, 2013, there were 12,630,489 (3,789,146,700 pre-split) shares of the issuer’s common stock, par value $0.001 ($0.00001 pre-split), outstanding.

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

Cytta Corp.
Condensed Balance Sheets
	June 30,	September 30,
	2013	2012
	(Unaudited)
	ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 17,692	$ 36,080
Accrued interest receivable	1,073	-
Accounts receivable	2,600	-

Total Current Assets	21,365	36,080

OTHER ASSETS
MVNO License-net of amortization	7,020	8,640
Software license-net of amortization	3,001	3,751
Notes receivable	23,835	23,835
Collateralized loan to shareholder	17,500	17,500
Computers-net of depreciation	6,164	6,489

Total Other Assets	57,520	60,215

TOTAL ASSETS	$ 78,885	$ 96,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,165	$ 19,499
Due to related parties	992,960	660,532

TOTAL LIABILITIES	1,000,125	680,031

STOCKHOLDERS' DEFICIT
Preferred stock:
100,000,000 shares authorized, $0.001 par value
933,350 and 15,651,536 issued	933	15,652
Additional paid-in capital - preferred	67,067	1,217,348
Common stock:
100,000,000 shares, $0.00001 par value
12,630,489 and 5,566,927 common shares	12,628	5,565
Additional paid-in capital - common	2,946,425	1,182,933
Common shares pending cancellation	2	2
Subscriptions payable	221,200	303,063
Retained deficit	(4,169,495)	(3,308,299)

Total Stockholders' Equity	(921,240)	(583,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 78,885	$ 96,295

Cytta Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$ 2,600	$ 1,405	$ 2,600	$ 13,405

Cost of Goods Sold	-	-	-	10,909

Gross Margin	2,600	1,405	2,600	2,496

OPERATING EXPENSES

Professional fees	20,000	2,500	70,201	2,500
Management fees	88,237	108,441	278,442	328,048
General and administrative	67,046	109,282	516,226	1,061,523

Total Operating Expenses	175,283	220,223	864,869	1,392,071

NET LOSS FROM OPERATIONS	(172,683)	(218,818)	(862,269)	(1,389,575)

OTHER INCOME (EXPENSE)
Interest income	358	-	1,073	158
Interest expense	-	-	-	-
Total Other Income (Expense)	358	-	1,073	158

NET LOSS BEFORE TAXES	(172,325)	(218,818)	(861,196)	(1,389,417)

Provision for income taxes	-	-	-	-

NET LOSS	$ (172,325)	$ (218,818)	$ (861,196)	$ (1,389,417)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.01)	$ (0.04)	$ (0.10)	$ (0.25)

Weighted average number of
common shares outstanding	12,630,489	5,566,927	8,649,832	5,514,981

Cytta Corp.
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$ (861,196)	$ (1,389,417)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	2,694	2,370
Issuance of preferred stock
for services and expenses	-	632,000
Issuance of common stock
for services and expenses	173,893	91,000
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(12,334)	4,440
Inventory	-	(37,233)
Accrued interest receivable	(1,073)	-
Accounts receivable	(2,600)	-
Net cash from operating activities	(700,616)	(696,840)

INVESTING ACTIVITIES
Collateralized loan to shareholder	-	(17,500)
Purchase of property and equipment	-	(6,489)
Net cash from investing activities	-	(23,989)

FINANCING ACTIVITIES
Preferred stock issued for cash	-	300,000
Common stock issued for cash	294,800	-
Proceeds from stock subscriptions payable	55,000	116,813
Advances from related parties	337,428	286,368
Repayment of advances from related parties	(5,000)	-
Net cash from financing activities	682,228	703,181

NET CHANGE IN CASH	(18,388)	(17,648)
CASH AT BEGINNING OF PERIOD	36,080	97,899
CASH AT END OF PERIOD	$ 17,692	$ 80,251

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for fees and services	$ 173,893	$ -
Common stock issued for licensing agreements	$ -	$ 325,000

CYTTA CORP.

Condensed Notes to Financial Statements

June 30, 2013 and September 30, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of June 30, 2013 and September 30, 2012 the Company owed various related parties $992,960 and $660,532 respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

In November 2012 the Company increased the number of authorized common to 3,900,000,000 pre –split shares. During the nine months ended June 30, 2013 the company issued 496,000,000 pre-split common shares for $431,663 in subscriptions, 193,000,000 pre-split common shares for $173,893 in services, and converted 14,718,186 preferred shares into 1,471,818,600 pre-split common shares

As of April 9, 2013 the Company reverse split its common shares 1 for 300 reducing the number of authorized common shares to 13,000,000. All common stock disclosures appearing in the accompanying financial statements have been retroactively restated to reflect the reverse split of shares. The Company increased the number of authorized common shares to 100,000,000 with a $0.001 par value.

During May 2013 the Company received $55,000 in common stock subscriptions

NOTE 6 - SUBSEQUENT EVENTS

Since June 30, 2013 the Company has received $22,950 in common stock subscriptions. In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no other reportable subsequent events.

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are an early stage corporation. We have generated $2,600 in revenues from our business operations since September 30, 2012 and have incurred $172,325 in expenses this quarter.

The following table provides selected financial data about our Company as of June 30, 2013 and September 30th, 2012, respectively.

Balance Sheet Data	June 30, 2013	September 30, 2012
Cash and cash equivalents	$17,692	$36,080
Total Assets	$78,885	$96,295
Total Liabilities	$1,000,125	$680,031
Shareholder Equity (Deficit)	$(921,240)	$(583,736)

Net cash used in operating activities during the quarter was $174,319

Plan of Operation

Cytta’s technology called Cytta Connect TM is the world’s first open source Special Purpose Medical Network. Our unique and proprietary system allows us to connect all forms of Bluetooth enabled monitoring devices (FDA and Non FDA) seamlessly through an Android Smartphone (or a WiFi network) and deliver the data in real-time to a cloud based data repository and from there to the medical groups HIPAA compliant servers and which can easily be customized to our client’s requirements.

The Cytta Connect TM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone provisioned with the Cytta platform. The Cytta Connect system works seamlessly everywhere there is cellular service or WiFi. Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. a Nevada Corporation. Through a series of transactions and business developments commencing in 2002 Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology based internet and telephony based access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote patient monitoring (RPM) of home based and remote patients.

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein “MVNO Agreement”) with Vonify Inc. of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein “Vonify”) and MVNO Mobile Virtual Network Operator Corp (herein “MVNO”) of New Westminster, Canada (“MVNO Corp.”) a company owned and controlled by Mr. Gary Campbell an Officer and Director and controlling shareholder of Cytta for a license to provide all the “Services” of the Vonify Network to third parties, in the medical marketplace in the USA as a Special Purpose Medical Network. Cytta may only resell Services to third parties who are also End Users and such third parties may not further resell the Services. Cytta is expressly permitted to use and develop their own applications and programming for the phones and may develop and utilize applications which require modification of the “native” or “core” programming of the Smartphones provided it does not have a deleterious effect upon the Network.

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

The Company’s Medical Smartphone, contains proprietary device resident or “native” programming, consisting of a “Firmware Client” or “Super App” developed by Connected Health Pte. Ltd. in conjunction with the Cytta Special Purpose Network and which is licensed to Cytta pursuant to the July 14th, 2011 License Agreement. This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. The various health monitoring connectivity solutions, which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network (or an existing WiFi network) to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMRTM’.

From the Online or Cloud based Cytta Data repository Dashboard or Instant EMRTM, the data can be utilized as part of the electronic medical monitoring systems (EMR’s) of the major Medical Groups (such as Insurance Companies, Disease Management Companies, Health Delivery Organizations, Health Plans, Home Health Agencies, Managed Care Organizations, Medical Groups and IPAs) who have placed the systems in the homes of their clients requiring remote patient monitoring.  These Medical Groups contract with Cytta and are responsible for installing, monitoring and financing the system in the homes of their clients who require monitoring.

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

The Company has now completed the integration of the proprietary Firmware Client with other elements of the system and has installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones as well as with the Samsung and HTC tablets. The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the double FDA blood pressure, weight scale, pulse/oximetry and blood glucose devices, has been completed and are all functioning seamlessly. The Company has completed the development of the relational data base and the GUI developed therefrom consisting of ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM ’ to represent the data captured by the system for its clients.

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

As can be seen from the above conclusion, the Company’s integrated and completely autonomous system provides numerous advantages over current monitoring systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system. To this end the Company has been demonstrating and actively marketing the Cytta Connect TM system to numerous Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”.  Cytta currently has one executed transaction with a medical group.  Cytta, MHIMS and the company are currently defining participants, engaging and training staff, and providing the extensive protocols necessary to implement the Cytta Connect system.

Cytta currently has limited operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the first sales of our systems and the installation thereof. We have entered into certain management and consulting contracts with our senior Officers, MHIMS and non-affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We have engaged in significant product research and development over the past year while the technology and system was being developed. The Company’s business will cause us to engage in further research and development in the foreseeable future.

We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2012 was $17,692. We currently have limited marketing operations. We have limited funds on hand to pursue our business objectives for the near future however we cannot commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of June 30, 2012, we had $992,960 in loans outstanding.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. As at June 30, 2013 we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us of any consequence.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2013, the Company sold/issued securities that were not registered under the Securities Act of 1933 as follows:

During the three months ended June 30, 2013 the company accepted $55,000 in common stock subscriptions for 343,750 common shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

None of the transactions involved any underwriters or underwriting discounts. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2013 the Company received notice from the Financial Industry Regulatory Authority (FINRA) they had received documentation necessary to effect a Reverse Stock Split. This corporate action was announced on April 26, 2013 and took effect at the open of business on April 29, 2013.

Trading of the Common Stock on the OTC QB continued on a Reverse Split-adjusted basis and its ticker symbol (CYCA) remained unchanged, although a "D" was placed on the CYCA ticker symbol (CYCAD) for 20 business days to alert the public about the Reverse Split. The new CUSIP number for the Common Stock following the Reverse Split is 12673W407.

On April 9, 2013, Cytta Corp (the Company), received confirmation from the Secretary of State of the State of Nevada the Certificate of Change Pursuant to NRS 78.209 (the Certificate of Change) to the Amended and Restated Articles of Incorporation to effect a reverse split and par value increase of the Company’s Common Stock, $0.00001, par value per share (the Common Stock), at a ratio of 1-for-300 with all fractional shares rounded up to the next whole share (the Reverse Stock Split) was duly filed on April 9, 2013 to be effective April 29, 2013. After the Reverse Stock Split, the Company had approximately 12,630,489 common shares $0.001 par value outstanding. Pursuant to the Reverse Stock Split, the number of authorized shares of the Company’s Common Stock was reduced to 13,000,000 shares of Common Stock.

Each shareholder's percentage ownership interest in the Company and proportional voting power remains unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding up the fractional shares. The rights and privileges of the holders of Company’s Common Stock were substantially unaffected by the Reverse Stock Split.

On April 10, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation pursuant to NRS 78.385 and 78.390 (the Certificate of Amendment) to increase the number of authorized shares of the Company’s Common Stock from 13,000,000 to 100,000,000 shares (the Capital Increase Amendment) on April 29, 2013 following the Reverse Stock Split.

The Reverse Stock Split and Capital Increase Amendment were approved by the Board of Directors of the Company on April 5, 2013. In addition, the actions taken by the Board of Directors with respect to the Capital Increase Amendment were approved by the written consent dated as of April 5, 2013 of the Company’s stockholders entitled to vote a majority of the shares of Common Stock then outstanding.

ITEM 5.

OTHER INFORMATION

MHIMS

Cytta Corp. completed the arrangements with Medi-Home Individualized Monitoring Systems, Corp. (MHIMS), to become Cytta’s national medical implementation and installation partner.  MHIMS will be responsible for creating comprehensive remote monitoring solutions, utilizing the revolutionary Cytta ConnectTM telemonitoring system and FDA approved devices, for Insurers, Payors Health Plans, Managed Care Organizations, Health Delivery Organizations, Medical Groups, IPAs, ACO’s and Hospitals.

MHIMS has commenced offering this innovative and customizable product mix and services to the marketplace, and has already made numerous well received product demonstrations to some of the largest Healthcare Providers in the Western US for to their population requiring chronic care and remote monitoring.  These presentations in California, Arizona and Nevada have resulted in detailed implementation discussions, which have resulted in the execution of the first formal Cytta ConnectTM installation agreement.

William E. Casselman, II, J.D.

William E. Casselman, II, J.D. has joined the Board of Advisors of the Company as Chairman, with a mandate to implement a robust, productive and visionary Board of Advisors to serve with him.

Mr. Casselman is an attorney and business advisor highly experienced in information technology and telecommunications matters.  Mr. Casselman represents U.S. and foreign clients on business and government matters, including commercial transactions, government contracts and federal lobbying.

Mr. Casselman is particularly experienced in international business, trade and finance matters. Much of his law practice and separate business advisory work over the years has been devoted to technology issues, working with a wide variety of companies in the information technology and telecommunications industries.

Prior to entering private practice, Mr. Casselman served for over 10 years in appointed positions within the Executive and Legislative Branches of the U.S. Government, culminating with his appointment by President Ford as Counsel to the President, after serving as Legal Counsel to Vice President Ford.

During his government service, starting as Legislative Assistant to a senior Member of Congress on the House Judiciary and Government Operations committees, Mr. Casselman became involved with emerging computer technologies and advanced telecommunications. As General Counsel of the General Services Administration, where he directed the work of more than 200 lawyers and paralegals, his office was responsible for legal oversight of the Federal Telecommunications System, the principal communications network of the U.S. government, and the award of major computer systems and other IT contracts.

Mr. Casselman holds a B.A. in Government from Claremont McKenna College and a J.D. from The George Washington University Law School. He is a recipient of GWU’s Distinguished Achievement Award, the University’s highest alumnus honor. Mr. Casselman also attended the Universidad de Madrid. He is a member of the bars of the District of Columbia and Virginia.

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

Dated: August 7, 2013

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

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: August 7, 2013

By: /s/ Gary Campbell

Gary Campbell, President, Chief Executive and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cytta Corp. (the "Company") on Form 10-Q for the quarter ended June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Campbell, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

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

Dated: August 7, 2013

By: /s/ Gary Campbell

Gary Campbell, President, Chief Executive and Chief Financial Officer