Form 10-K
period 2013-09-30
CYTTA CORP.
filed 2014-01-17
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2013

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

Yes [ ]   No [X]

As of January 13, 2014, there were 25,701,904 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 17,459,789 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $1,745,979 on January 15, 2014.

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

Cytta Corp delivers real-time and accurate health and wellness information utilizing any manufacturers’ Bluetooth monitoring device through WiFi, an unlocked Android Smartphone, and soon through Satellite connectivity, to any existing or customized Electronic Medical Record (EMR) platform.  The Cytta Connect solution is completely HIPAA secure, 100% reliable, easily portable, and customizable using the equipment that clients want. Cytta Connect Special Purpose Network and Cloud based Electronic Biometric Record (EBR) connects anyone, anywhere, anytime. Cytta makes any Bluetooth health, wellness or fitness device report their data from remote locations seamlessly via our cloud based Instant EBR & proprietary Mobile Network for instant real-time data access.

Cytta had for several years been designing and building an ecosystem that would allow any Bluetooth device to automatically send its data to our specially provisioned Android SmartPhone and then instantly pass that data unto a cloud based Electronic Medical Record, which is automatically populated with the client’s readings and information. The completion of the Cytta Connect system now allows patients, their caregiver or medical provider to review and monitor on an ongoing basis.

Cytta’s technology called Cytta ConnectTM is a completely open source Special Purpose Medical Network.  Cytta’s unique and proprietary system allows us to connect all forms of Bluetooth enabled health, wellness or fitness monitoring devices (FDA and Non FDA) seamlessly through an unlocked Android Smartphone and deliver the data in real-time to a cloud based data repository which can easily be customized to our client’s requirements.

The Cytta Connect system works seamlessly everywhere there is cellular service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission.

Cytta Corp. had revenues of $2,800 during the year ended September 30th, 2013 and upon completion of our technology began initial sales and marketing operations.   We have now commenced preliminary marketing of our remote patient monitoring (RPM) system called Cytta Connect and have generated revenue therefrom. We have sustained losses since inception while developing our Cytta Connect system and had previously relied primarily upon the sale of securities and loans from our corporate officers and directors for funding.

Cytta has never declared bankruptcy, been in receivership, or involved in any kind of material legal proceeding. Cytta, its directors, officers, affiliates and promoters have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of Issuer

Cytta’s technology called Cytta ConnectTM is the world’s first open source Special Purpose Medical Network.  Cytta’s proprietary technology disrupts and innovates the 2 fastest growing health markets that need to collect data & reduce costs: Our unique and proprietary system allows us to connect all forms of Bluetooth enabled monitoring devices (FDA and Non FDA) seamlessly through an Android Smartphone and deliver the data in real-time to a cloud based data repository which can easily be customized to our client’s requirements.

Cytta Connect is a Remote Data Capture system connecting Bluetooth devices to online Electronic Biometric Records (EBR). Our remote data capture system works over our Special Purpose NetworkTM, a proprietary Global Mobile, Satellite, WiFi, and Cloud-based data Network that connects all Bluetooth medical, fitness and wellness devices to Cytta’s open source EBR. Our open source EBR is for use by patients, doctors, caregivers, health insurers (Professional Care) with our preprogrammed Cytta smartphones, and any wellness or fitness user (Consumer) with any cellular carrier’s smartphone.

We serve two very large markets:

1) Professional Care (Double FDA approved medical devices) works with our specially programmed smartphones and provides care for the chronically ill who need to be remotely monitored. Caregivers have diagnostic capability using our Instant EBR and secure biometric data transfers via Cytta’s Special Purpose Network. We interconnect patients, their data and caregivers. We manage vital sign monitoring of chronic care customers and integrate FDA compliant data results for use by Physicians, Hospitals, Accountable Care Organizations and Employers. .

2) Consumer Wellness (Any and all Bluetooth devices) works with any Carrier’s mobile phone and leverages our proprietary Universal Application and Instant EBR to support Wellness & Fitness consumers. We aid in managing Weight Loss, Wellness, Fitness, Health Data Collection for medical review, Specialized Health Social Network, Personal Safety & Security.

The Cytta ConnectTM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone.  The Cytta Connect system works seamlessly everywhere there is cellular service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

Cytta was originally formed in 2006 to be a web based service provider for general contractors.  This business was abandoned and the Company in December 2008 merged with Ophthalmic International, Inc. (“OI”), a Nevada corporation that manufactured and marketed a medical fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. On May 8, 2009, Cytta entered into an Agreement (the “Agreement”), pursuant to which the transaction was cancelled. These transactions are more fully described in our reports on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008, May 12, 2009, and May 20, 2009, respectively.

On June 9, 2009, the Company determined it wished to stay in the medical products industry and pursued an opportunity to enter into the remote patient monitoring (RPM) sector.  On June 18th, 2009, the Company entered into a Licensing Agreement with Lifespan, Inc. a Nevada Corporation.  Through a series of transactions and business developments commencing in 2002 Lifespan had acquired the expertise and licenses to manufacture, distribute and market various technology based internet and telephony based access and computing products and services, consisting of internet access devices, related software and hardware and a series of medical peripherals designed and adapted to provide remote patient monitoring (RPM) of home based and remote patients.

Under the terms of the Agreement with Cytta, Lifespan granted the Company the exclusive license to manufacture, sell, distribute, operate, sub-license and market these internet and telephony access devices, products and services in the United States.  The Company has been utilizing the License to develop a model for the internet and telephony access devices which can incorporate the numerous technology advances which are currently available and has determined to utilize android based smartphones and tablets as the connectivity devices.  In exchange for the license, Lifespan has received 400,000 post-split shares of the Company’s common stock, plus a license fee equal to one half of one percent (.5%) of the net revenue derived from the sale and use of their products and services.  This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.

On November 10th, 2010, the Company entered into an MVNO Mobile Virtual Network Operator Agreement (herein “MVNO Agreement”) with Vonify Inc. of Toronto, Canada and Georgetown, Grand Cayman Island, BWI (herein “Vonify”) and MVNO Mobile Virtual Network Operator Corp (herein “MVNO”) of New Westminster,

Canada (“MVNO Corp.”) a company owned and controlled by Mr. Gary Campbell an Officer and Director and controlling shareholder of Cytta for a license to provide all the “Services” of the Vonify Network to third parties, in the medical marketplace in the USA as a Special Purpose Medical Network.  Cytta may only resell Services to third parties who are also End Users and such third parties may not further resell the Services.  Cytta is expressly permitted to use and develop their own applications and programing for the phones and may develop and utilize applications, which require modification of the “native” or “core” programing of the Smartphones provided it does not have a deleterious effect upon the Network.

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

Pursuant to Cytta’s MVNO agreement with Vonify, the Services to be marketed by Cytta are defined as wireless telecommunications services for the Global System for Mobile (GSM) communications.   The Company has finalized the testing of the Vonify network in the US utilizing Vonify SIM cards installed on numerous brands of android smartphones and tablets deployed in various parts of the US.  After comprehensive testing, the Cytta network was found to be fully functional and compliant in regards to voice, data and SMS connectivity.  The network is suitable in all aspects for utilization by Cytta for the movement of medical information gathered from Bluetooth enabled remote medical monitoring devices.  The Cytta Medical smartphones and tablets are also fully functional voice, data, and SMS cell phones.

In exchange for the MVNO Agreement, Cytta issued 833,334 post-split shares of the Company’s common stock to Vonify Inc.  This transaction resulted in Vonify Inc. becoming a greater than 10% shareholder of the Company at the time.  Mr. Michael Scott, a Director of the Company, is the controlling shareholder of Vonify Inc. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2010.

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

The Company’s Medical Smartphone, contains proprietary device resident or “native” programming, consisting of a “Firmware Client” or “Super App” developed by Connected Health Pte. Ltd. in conjunction with the Cytta Special

Purpose Network and which is licensed to Cytta pursuant to the July 14, 2011 License Agreement.  This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. Connected Health is a wireless health innovator committed to developing health monitoring connectivity solutions which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMRTM’.

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

The Company and its licensing partner Connected Health Pte. Ltd. have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones.as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the double FDA blood pressure, weight scale, pulse/oximetry and blood glucose devices, has been completed and are all functioning seamlessly.  The Company has completed the development of the relational database and the GUI developed therefrom consisting of ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM’ to represent the data captured by the system for its clients.

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

As can be seen from the above conclusion, the Company’s integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating and actively marketing the Cytta Connect system to numerous Medical Group and Institutional clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”. Cytta currently has limited operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the first sales of our systems and the installation thereof.

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

Research and Development

During the fiscal year ended September 30, 2013 we paid $-0- in expenditures on research and development and during the fiscal year ended September 30, 2012, we paid $715,711 expenditures on research and development.

Employees

As of January 13, 2014 the Company has two employees.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since September 10, 2007, our Common Stock had been listed for quotation on the Over-the-Counter Bulletin Board OTCBB, under the symbol “CYCA”.  The OTCBB is now the FINRA.BB.  In 2011 the Company’s market maker, for cost reasons, removed quotation of securities from the OTCBB platform, causing Cytta along with numerous other securities to be automatically moved to the OTCQB even though they were current with their reporting obligations with the SEC under the Securities Exchange Act of 1934. OTCQB is a part of OTC Markets for Reporting Issuers and is a Recognized Stock Exchange.  It is the premier venture marketplace for companies that are current in their reporting with a U.S. regulator. OTCQB securities may also be quoted on the FINRA BB.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB and OTCQB by the NASDAQ Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

September 30, 2013 June 30, 2013* March 31, 3013 December 31, 2012 September 30, 2012	$0.20 $0.27 $0.0008 $0.0008 $0.0013	$0.19 $0.27 $0.0008 $0.0007 $0.0011
June 30, 2012	$0.0019	$0.0017
March 31, 2012	$0.0021	$0.0019
December 31, 2011	$0.0008	$0.0007
September 30, 2011	$0.0013	$0.0013
June 30, 2011	$0.0021	$0.0017
March 31, 2011	$0.0011	$0.0009
December 31, 2010	$0.0012	$0.0009
September 30, 2010	$0.0023	$0.0013
June 30, 2010	$0.0042	$0.0015
March 31, 2010	$0.0049	$0.0004
December 31, 2009	$0.0018	$0.0004

August 11 through September 30, 2009**	$0.0012	$0.001
July 1 through August 11, 2009	$0.079	$0.02
June 30, 2009	$0.03	$0.02
March 31, 2009	$2.20	$2.20
December 4 through December 31, 2008***	$3.05	$3.05
October 1 through December 4, 2008	$0.25	$0.25

September 30, 2008	$0.25	$0.25
June 30, 2008	$0.25	$0.25
March 31, 2008	$0.25	$0.25
December 31, 2007	$0.25	$0.25

__________________

* After a 1 for 300 reverse stock split

** After a 20 for 1 forward stock split.

*** After a 4 for 1 forward stock split.

Holders

Of the 25,701,904 post split shares of common stock outstanding as of January 16, 2014, held by 185 shareholders of record, 10,280,762 shares are owned by our consultants, officers and directors.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30th, 2013, the Company sold securities that were not registered under the Securities Act of 1933 as follows:

January 1, 2013, the Company issued 670,833 post split shares of its $0.001 par value common stock at $0.38 for cash of $251,563, received during the fiscal year ended September 30, 2012, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

February 21, 2013, the Company issued 633,333 post-split shares of its $0.001 par value common stock at $0.27 for services, received during the fiscal year ended September 30, 2013, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.  The shares were not distributed and were subsequently returned for cancellation.

February 21, 2013, the Company issued 843,333 post split shares of its $0.001 par value common stock at $0.21 for cash, received during the fiscal year ended September 30, 2013, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

February 21, 2013, the Company issued 300,000,000 presplit common shares or 1,000,000 post split common shares of its $0.001 par value common stock in to convert 3,000,000 of its $0.001 par value Class C Preferred shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.   These shares were issued in replacement of the purchaser’s original Class C Preferred shares which were not distributed and were subsequently returned for cancellation.

March 21, 2013, the Company issued 730,000,000 pre split common shares or 2,433,333 post-split common shares of its $0.001 par value common stock in to convert 7,300,000 of its $0.001 par value Class B Preferred shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

March 22, 2013, the Company issued 441,818,600 presplit common shares or 1,472,729 post-split shares of its $0.001 par value common stock in to convert 4,418,186 of its $0.001 par value Class A Preferred shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

June 24 2013, the Company issued 200,000 post-split common shares of its $0.001 par value common stock at $0.28 for services to be received during the fiscal year ended September 30, 2013, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.  The services were not performed pursuant to the contract.

September 30, 2013, the Company issued 4,051,416 post-split common shares of its $0.001 par value common stock at $0.15 for cash, received during the fiscal year ended September 30, 2013, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

September 30, 2013, the Company issued 5,820,000 post-split common shares of its $0.001 par value common stock at $0.20 for services, received during the fiscal year ended September 30, 2013, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

October 15, 2013, the Company issued 3,000,000 post-split common shares of its $0.001 par value common stock at $0.23 for services, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.  The shares were not distributed and were subsequently returned for cancellation.

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

Results of Operations

We have generated $2,800 in revenues from our business operations for the year ended September 30, 2013 and have incurred $ 2,267,653 in operating expenses through the year then ended.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2013 and 2012, respectively.

Balance Sheet Data	September 30, 2013	September 30, 2012
Cash and cash equivalents	$ 188,068	$ 36,080
Total assets	$ 245,704	$ 96,295
Total liabilities	$ 476,837	$ 684,031

  Shareholders' equity (deficit)            $                     (23,133)        $                         (587,736)

Our cash in the bank at September 30, 2013 was $188,068.  Net cash provided by financing activities during the year through September 30, 2013 was $468,300.

Plan of Operation

Cytta has for several years been designing and building an ecosystem that would allow any Bluetooth device to automatically send its data to our specially provisioned Android SmartPhone and then instantly pass that data unto a cloud based Electronic Medical Record, which is automatically populated with the client’s readings and information. The goal of the Cytta Connect system was to allow patients, their caregiver or medical providers to review and monitor their progress remotely on an ongoing basis.

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

Upon conclusion of the Insurance co/Payor Pilot Program evaluation, the Company will begin full deployment of its systems and commence operations as a Medical Health Service Provider (MHSP). In November 2012 the Company received the 6 Month Pilot Program Whitepaper dated September 30, 2012 independently prepared by the major medical Insurance Co/Payor with whom the Pilot program was conducted. To this end the Company is currently in discussions with potential partners and/or clients wishing to utilize and or participate in the model or the ‘Company’s ‘medical monitoring ecosystem’.  The Company continues to advance the technology and its capabilities while discussing implementations in accordance with the Affordable Care Act.

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

We have engaged in significant product research and development over the past years while the technology and system was being developed. The Company’s business may cause us to engage in further research and development in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2013 was $188,068.

We currently have three clients utilizing our systems and are fully operational.  We currently have many potential clients evaluating our technology and systems.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from related parties of the Company to pay general operating costs in the form of convertible demand notes payable.  The convertible demand promissory notes do not bear interest.  As of September 30, 2013, $476,837 in notes was outstanding.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Gary Campbell, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2013; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

There were no changes in our internal control over financial reporting during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of January 16, 2014 with respect to our directors and executive officers.

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

N Name	Positions Held	Age	Date of Election or Appointment as Director
Gary Campbell	CEO, Chief Financial Officer, Treasurer, Secretary and Director	60	March 12, 2010
Karl Harz	Vice President and Director	63	March 19, 2010
William Becker	Director	85	November 15th, 2010
Michael Scott	Director	55	November 15th, 2010
Erik Stephansen	President, Director	50	May 1st 2013

The following is a brief account of the business experience during the past five years or more of our directors and executive officers.

Gary Campbell

Mr. Campbell age 60, brings to the Company over three decades of small cap public company experience wherein he has assisted in the formation, operation and financing of numerous public companies and established ongoing contacts within the US and International telecommunications, medical and financial community. Mr. Campbell began his career as a securities, broadcasting and telecommunications attorney in Canada, where he oversaw a myriad of legal, securities and regulatory affairs ultimately becoming the Senior Partner of a corporate commercial law firm.  After selling his law firm in 1987, Mr. Campbell became a businessman finding, organizing, financing, and operating small public companies for his and his client’s interest.

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

Karl Harz

Mr. Harz, 63, has an extensive background in sales, administration and finance including public company financing and administration, and conventional and private real estate funding. Mr. Harz has been passionately involved with the home healthcare industry and specifically the use of internet access devices to transmit and store medical information through home based peripherals for many years. Mr. Harz has previously been instrumental in the development and management of several major corporations including Transitional Housing Inc., a contract that was awarded through the Department of Justice: Province Service Corporation, a servicing arm of the mortgage companies; and presently, Alternative Funding Sources, Inc. Mr. Harz has managed and coordinated several major sales organizations with an emphasis on Real Estate properties, Trust Deed investments, Limited Partnership interests, and Public and Private Corporate Security products. Mr. Harz has maintained a California Real Estate Broker's License and has had a Series 22 and 63 licenses, a Life and Disability license and Variable Annuity License.

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

William W. Becker

Mr. Becker, 85, is the principal owner of Hartford Holding Ltd an investment corporation which owns interests in real estate, oil and gas and telecommunication entities. Mr. Becker's illustrious career has seen him found and develop a number of extremely successful companies in telecommunications, cable television, oil and gas, real estate development, and other industries. Mr. Becker was an initial investor and founder of ICG (then known as IntelCom Group Inc), a telecommunications carrier, which was originally listed in Canada. Mr. Becker was the Chairman of the Board and CEO from 1987 to 1995. Mr. Becker was instrumental in the creation and development of ICG which was ultimately listed on the American Stock Exchange, (now NYSE AMEX Equities), where it became a multibillion dollar company. Mr. Becker currently resides on Grand Cayman Island, BWI.

Michael Scott

Mr. Scott, 55, is the current President and CEO of Vonify Inc. a private Canadian company operating a full feature USA domestic mobile network (voice/data/text) and providing our customers with domestic and international services with an advanced international roaming solutions. Mr. Scott is an electrical engineer and has worked in the telecommunications arena for over 28 years, since graduating with distinction from Concordia University of Montreal, Canada. Mr. Scott has also previously held positions at senior management levels with various telecommunications companies in the USA and Canada. Mr. Scott currently resides in Toronto, Canada.

Erik Stephansen

Mr. Stephansen, 50, helped develop the concept for Cytta Connect and has devoted all of his personal energies to revamping the US Healthcare industry since 2010.  He is a former private equity Principal and Banker experienced in corporate development, network technology and management working with Cisco, Microsoft and other Fortune 500 companies. His passion is in aligning healthcare profits with healthier outcomes.

Mr. Stephansen was formerly a Principal with Castle Crow & Company, LLC, a San Francisco based Merchant Bank and Private Equity Advisor firm. As Principal, he formulated growth opportunities, estimated corporate value and sought platform investment opportunities and developed industry roll-up scenarios. Mr. Stephansen also led Special Projects where he oversaw energy ecosystem & health technology investments. His expert industry knowledge includes Applied Technologies, Power Tech, Medical Devices, Food Services, Manufacturing, and software service industries: Insurance, Staffing and Automated Services.

Mr. Stephansen has served in various managerial positions for CIBER, Inc., a publicly traded technology and software services company, Panda Restaurant Group, owner and operator of Panda Express national food chain, Tokai Bank and Bank of America.

Mr. Stephansen is a Business Economics graduate of University of California, Santa Barbara, studied marketing and urban planning at UC Berkeley and sustainable energy conversion at Stanford University.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended September 30, 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2013; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2012 that received annual compensation during the fiscal year ended September 30, 2013 in excess of $100,000.

EXECUTIVE OFFICER COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards(3) (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Non-Qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Gary Campbell (1) CEO, Treasurer, Secretary	20132012 2011	0 0	0 0	180,000(2) 120,000(2) 60,000(2)	0 0	0 0	0 0	0 0 0	180,000 120,000 60,000
Erik Stephansen, President	2013	0	0	187,500	0	0	0	0	187,500
Karl Harz, Vice President	2011	0	0	60,000	0	0	0	0	60,000

(1)

Mr. Campbell was appointed President and Secretary effective March 12, 2010 and CFO and Treasurer November 15th, 2010

(2)

The compensation is authorized by the Company, but has been deferred until certain events occur.

(3)

All executive officer compensation previously disclosed during the last three fiscal years and no longer included in the above table have been rescinded, held in abeyance and/or cancelled by the Board.

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

Compensation of Directors

During the fiscal years ended September 30, 2013 and 2012, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) and (b) Security ownership of certain beneficial owners and management

At September 30, 2013, and subsequently, we had only two classes of outstanding voting securities, our common stock (referred to herein as the “Common Stock”) and our preferred stock (referred to herein as “Preferred Stock) of which three series are outstanding, Class A Preferred Stock, Class B Preferred Stock, and Class C Preferred Stock, all of which are convertible into restricted common shares if and when common shares are available. The Class A Preferred Shares have voting rights equivalent to twice the number of common shares into which the preferred shares may at some point be converted. The Class B and C Preferred Shares have voting rights equivalent to the number of common shares into which the preferred shares may at some point be converted.

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

The following tables assume, based on our stock records, there are 25,701,904 post split shares of our common stock, $.001 par value, currently issued and outstanding, and 333,350 Class A Preferred shares, $.001 par value, -0- Class B Preferred Shares, $.001 par value, and 600,000 Class C Preferred shares $.001 par value issued and outstanding, The Holders of the Class A Preferred shares presently have the right to vote two hundred (200) pre-split common shares for every one (1) Class A Preferred share held on all matters presented to the common stockholders.   The Holders of the Class B Preferred shares presently have the right to vote one hundred (100) pre-split common shares for every one (1) Class B Preferred share held on all matters presented to the common stockholders. The Holders of the Class C Preferred shares presently have the right to vote one hundred (100) pre-split common shares for every one (1) Class C Preferred share held on all matters presented to the common stockholders.

The Class A Preferred Holders are not required to convert their Class A Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders.  The Class B Preferred Holders are not required to convert their Class B Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. The Class C Preferred Holders are not required to convert their Class C Preferred shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. As indicated above, as of the filing of this report there are 333,350 Class A Preferred shares outstanding, which convert into 111,116 post-split shares having 2 votes per share resulting in  222,234 post-split votes by the Class A Preferred Holders or less than 1 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As indicated above, as of the filing of this report there are -0- Class B Preferred shares outstanding, which will result in -0- votes by the Class B Preferred Holders or -0- percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As indicated above, as of the filing of this report there are 600,000 Class C Preferred shares outstanding, which convert into 200,000 post-split shares having 1 vote per share resulting in in 200,000 post-split votes by the Class C Preferred Holders or less than 1 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As such, an aggregate of 26,013,020 post-split shares and 26,124,138 votes are included in the fully diluted share and voting numbers should all Preferred shares be converted to common shares as of the date of this report.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)
William Becker PO Box 143 GT (Georgetown), Grand Cayman Island, BWI (British West Indies)	833,333(3)	3.24%	3.19%
Lifespan, Inc. PO Box 30211 Las Vegas, NV 89173	400,000	1.56%	1.53%
David Solomon 7438 Trowbridge Ave SE Olympia, WA 98513	374,468	1.46%	1.56%(2)
Gary Campbell 6490 W Desert Inn Rd Las Vegas NV 89146	2,884,313(1)	11.22%	11.04%
Karl Harz 78830 Zenith Way, La Quinta, Ca. 92253	666,667	2.59%	2.55%
Erik Stephansen 12386 Stockholm Way, Truckee, CA 96161	2,083,333	8.11%	7.97%
CBH Compagnie Bancaire Helvetique, Boulevard Emile-Jaques-Dalcroze 71211, Geneve 3 Switzerland	1,000,000	3.89%	3.83%
Total	8,242,115	32.07%	31.68%

(1)

Includes shares owned by corporations the votes attached to which Mr. Campbell can direct and which are thus deemed to be beneficially owned.

(2)

Includes a further 100,000 Class C preferred Shares which convert into 33,333 post split common shares.

(3)

Through a corporation the votes attached to which Mr. Becker can direct and which are thus deemed to be beneficially owned.

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)

William Becker PO Box 143 GT (Georgetown), Grand Cayman Island, BWI (British West Indies)	833,333	3.24%	3.19%
Erik Stephansen 12386 Stockholm Way, Truckee, CA 96161	2,083,333	8.11%	7.89%
Gary Campbell 6490 W Desert Inn Rd Las Vegas NV 89146	2,884,313(1)	11.22%	11.04%
Karl Harz 78830 Zenith Way, La Quinta, Ca. 92253	666,667	2.59%	2.55%
Michael Scott 276 Pacific Avenue Suite 3 Toronto, Ontario M6P 2P9 Canada	0	0	0
Officers and Directors as a Group	6,467,646	25.16%	24.87%

(1)

Includes shares owned by corporations the votes attached to which Mr. Campbell can direct and which are thus deemed to be beneficially owned.

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

Not applicable

(d)    Securities authorized for issuance under equity compensation plans

Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of September 30, 2013, the Company was obligated to related parties, for non-interest bearing convertible demand loans with a balance of $469,672.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2013	Fiscal year ended September 30, 2012
Audit fees (1)	$ 12,500	$12,500
Audit-related fees (2)	$ 0	$ 0
Tax fees (3)	$ 0	$ 0
All other fees (4)	$ 0	$ 0
Total fees	$ 12,500	$12,500

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

CYTTA CORP.

Dated:  January 17, 2014

 By:

/s/ Gary Campbell

Gary Campbell, CEO, Chief Financial Officer and Director

Dated: January 17, 2014

By:

/s/ Karl Harz

Karl Harz, Director, Vice President

Dated:  January 17, 2014

By:

/s/ William Becker

William Becker, Director

Dated:  January 17, 2014

By:

/s/ Michael Scott

Michael Scott, Director

Dated:  January 17, 2014

By:   /s/ Erik Stephansen

Erik Stephansen, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary Campbell Gary Campbell	CEO, CFO, Director	January 17, 2014
/s/ Karl Harz Karl Harz /s/ Erik Stephansen Erik Stephansen	Director, Vice President President, Director	January 17, 2014 January 17, 2014
/s/ William Becker William Becker	Director	January 17, 2014
/s/ Michael Scott Michael Scott	Director	January 17, 2014

PART IV – FINANCIAL INFORMATION

ITEM 15.

 FINANCIAL STATEMENTS

CYTTA CORP.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

September 30, 2013 and 2012

Cytta Corp.

Table of Contents

Page

Audit Reports of Independent Accountants

F-1

Balance Sheets – September 30, 2013 and 2012

F-2

Statements of Operations for the years ended September 30, 2013 and 2012

F-3

Statements of Stockholder’s Equity (Deficit)

for the years ended September 30, 2013 and 2012

F-4

Statements of Cash Flows for the years ended September 30, 2013 and 2012

F-6

Notes to Financial Statements

F-7

Shelley International CPA

Shelley International CPA

1012 S Stapley Suite 114

Mesa, AZ 85204-4272

(480) 461-8301

fx (480) 649-0622

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cytta Corp.

We have audited the accompanying balance sheets of Cytta Corp. as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cytta Corp. as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company had a net loss of $2,258,422 for the year ended September 30, 2013 and accumulated losses of $5,566,721 as of September 30, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Shelley International CPA

Mesa, AZ

January 17, 2014

Cytta Corp.

Balance Sheets

	September 30,	September 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 188,068	$ 36,080
Receivables	200	-
Total Current Assets	188,268	36,080

OTHER ASSETS

MVNO License, (net of amortization)	6,480	8,640
Software license, (net of amortization)	2,751	3,751
Notes receivable	19,982	23,835
Loan to shareholder	17,500	17,500
Equipment, (net of depreciation)	10,723	6,489
Total Other Assets	57,436	60,215
TOTAL ASSETS	$ 245,704	$ 96,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,165	$ 19,499
Due to related parties	469,672	664,532

TOTAL LIABILITIES	476,837	684,031

STOCKHOLDERS' DEFICIT
Preferred stock:
100,000,000 shares authorized, $0.001 par value
933,350 and 15,651,536 issued and outstanding	933	15,652
Additional paid-in capital - preferred	67,067	1,217,348
Common stock:
100,000,000 common shares, $0.001 par value
22,701,904 and 5,566,927 shares issued and outstanding	22,515	5,380
Additional paid-in capital	4,767,104	1,182,933
Common shares pending cancellation	187	187
Subscriptions payable	477,782	299,063
Retained deficit	(5,566,721)	(3,308,299)
Total Stockholders' Deficit	(231,133)	(587,736)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 245,704	$ 96,295

Cytta Corp.

Statements of Operations

	For the Year Ended	For the Year Ended
	September 30,	September 30,
	2013	2012

REVENUES	$ 2,800	$ 43,943

Cost of sales	-	17,693

GROSS MARGIN	2,800	26,250

OPERATING EXPENSES

Professional fees	93,791	113,775
Management fees	369,990	437,578
General and administrative	1,802,275	468,667
Research and development	1,597	715,711

Total Operating Expenses	2,267,653	1,735,731

NET LOSS FROM OPERATIONS	(2,264,853)	(1,709,481)

OTHER INCOME (EXPENSE)
Interest Income	6,431	280
Interest expense	-	(1,244)
Total other income (expense)	6,431	(964)

NET LOSS BEFORE TAXES	(2,258,422)	(1,710,445)

Provision for income taxes	-	-
NET LOSS	$ (2,258,422)	$ (1,710,445)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.10)	$ (0.31)

Weighted average number of
common shares outstanding	22,701,905	5,528,038

Cytta Corp.

Statements of Stockholders’ Equity

			Additional				Additional			Total
	Preferred Stock		Paid-in	Common Stock			Paid-in		Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Segregated	Capital	Subscriptions	(Deficit)	(Deficit)
Balance - September 30, 2011	4,751,536	$ 4,752	$ 296,248	5,333,594	$ 5,147	$ 187	$ 1,092,166	$ 6,000	$ (1,597,854)	$ (189,354)

Preferred shares issued for cash at
$0.10 per share, December 1, 2011	3,000,000	3,000	297,000	-	-	-	-	-	-	300,000
Common shares issued for services at
$0.39 per share, December 1, 2011	-	-	-	233,333	233	-	90,767	-	-	91,000
Preferred shares issued for services at
$0.08 per share, January 2, 2012	7,900,000	7,900	624,100	-	-	-	-	-	-	632,000
Preferred stock subscriptions	-	-	-	-	-	-	-	293,063	-	293,063
(Loss) for the year	-	-	-	-	-	-	-	-	(1,710,445)	(1,710,445)
Balance - September 30, 2012	15,651,536	$ 15,652	$ 1,217,348	5,566,927	$ 5,380	$ 187	$ 1,182,933	$ 299,063	$ (3,308,299)	$ (587,736)

Beneficial interest - Warrants	-	-	-	-	-	-	-	128,700	-	128,700
Common stock subscriptions	-	-	-	-	-	-	-	175,100	-	175,100
Common shares issued for
subscriptions, January 1, 2013	-	-	-	670,833	671	-	250,892	(251,563)	-	-
Common shares issued for services at
$0.27 per share, February 21, 2013	-	-	-	633,333	633	-	173,260	-	-	173,893
Common shares issued for
subscriptions, February 21, 2013	-	-	-	843,333	843	-	179,257	(180,100)	-	-
Preferred shares converted to
common, February 21, 2013	(3,000,000)	(3,000)	(297,000)	1,000,000	1,000	-	299,000	-	-	-
Preferred shares converted to
common, March 21, 2013	(7,300,000)	(7,300)	(576,700)	2,433,333	2,433	-	581,567	-	-	-
Preferred shares converted to
common, March 22, 2013	(4,418,186)	(4,418)	(276,582)	1,472,729	1,473	-	279,527	-	-	-
Common shares issued for services at
$0.278per share, June 24, 2013	-	-	-	200,000	200	-	55,400	-	-	55,600
Common stock subscriptions	-	-	-	-	-	-	-	293,200	-	293,200
Debt converted to common
stock subscriptions	-	-	-	-	-	-	-	624,532	-	624,532

Common shares issued for
subscriptions, September 30, 2013	-	-	-	4,051,416	4,051	-	607,099	(611,150)	-	-
Common shares issued for services at
$0.20 per share, September 30, 2013	-	-	-	5,820,000	5,820	-	1,158,180	-	-	1,164,000
(Loss) for the year	-	-	-	-	-	-	-	-	(2,258,422)	(2,258,422)
Balance - September 30, 2013	933,350	$ 934	$ 67,066	22,691,904	$ 22,505	$ 187	$ 4,767,114	$ 477,782	$ (5,566,721)	$ (231,133)

Cytta Corp.

Statements of Cash Flows

	For the Years Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (2,258,422)	$ (1,710,445)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	3,809	3,160
Issuance of common stock
for services and expenses	1,393,493	91,000
Issuance of preferred stock
for services and expenses	-	632,000
Beneficial interest-Warrants	128,700	-
Changes in Operating Assets and Liabilities:
Inventory	-	3,486
Accounts receivable	(200)	-
Accounts payable and accrued liabilities	(12,334)	4,441
Due to related parties	428,472	370,500
Net cash from operating activities	(316,482)	(605,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	3,853	(23,835)
Loan to shareholder	-	(17,500)
Equipment	(4,883)	(6,489)
Net cash from investing activities	(1,030)	(47,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock issued for cash	-	300,000
Proceeds from common stock subscriptions	468,300	293,063
Net cash from financing activities	468,300	593,063

NET CHANGE IN CASH	150,788	(60,619)
CASH AT BEGINNING OF PERIOD	37,280	97,899
CASH AT END OF PERIOD	$ 188,068	$ 37,280

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock subscriptions for debt	$ 624,532	$ -
Common stock issued for MVNO license	$ -	$ -

Cytta Corp.

Notes to Financial Statements

September 30, 2013 and 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $188,068 and $36,080 in cash and cash equivalents at September 30, 2013 and 2012 respectively.

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

Fair value of financial instruments

The Company follows ASC 825 in accounting for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2013 and 2012.

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2013-10 and believes that none of them will have a material effect on the company’s financial statements.

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

As of September 30, 2013 the Company had issued and outstanding 933,350 preferred shares and 22,701,904 common shares.

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

The Company is subject to income taxes under the laws of United States of America. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

	September 30,
	2013	2012
Income tax expense (benefit) at statutory rate	$ (790,448)	$ (598,656)
Stock based expenses	0	0
Valuation allowance	790,448	598,656
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	September 30,
	2012	2011
NOL Carryover	$ 5,566,721	$ 3,308,299
Valuation allowance	(5,566,721)	(3,308,299)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $5,566,721 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 5 - DUE TO RELATED PARTIES

As of September 30, 2013 and 2012, the Company was obligated to related parties for a non-interest bearing demand loans with balances totaling of $469,672 and $664,532. On September 30, 2013 the related parties converted $624,532 of debt into common stock subscriptions payable.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2013, the Company had a loss from operations of $2,258,422, a retained deficit of $5,566,721 and a working capital deficit of $288,569.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS (Continued)

In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - SUBSEQUENT EVENTS

On October 15, 2013 the Company issued 3,000,000 common shares for services.

On October 15, 2013 the Company received $10,000 in common stock subscriptions.

On October 21, 2013 the Company converted $423,868 in related party debt to subscriptions payable.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.