Form 10-Q
period 2013-12-31
CYTTA CORP.
filed 2014-02-24
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 24th, 2014, there were 22,701,904 shares of the issuer’s common stock, par value $0.001 outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2013 Form 10-K filed with the SEC on January 17, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Cytta Corp.
Balance Sheets
	December 31,	September 30,
	2013	2013
	(Unaudited)	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 57,377	$ 188,068
Receivables	200	200
Total Current Assets	57,577	188,268

OTHER ASSETS
MVNO License-net of amortization	5,940	6,480
Software License-net of amortization	2,501	2,751
Notes receivable	20,282	19,982
Collateralized loan to shareholder	17,500	17,500
Equipment, (net of depreciation)	10,154	10,723

Total Other Assets	56,377	57,436

TOTAL ASSETS	$ 113,954	$ 245,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,165	$ 7,165
Due to related parties	117,782	469,672

TOTAL LIABILITIES	124,947	476,837

STOCKHOLDERS' DEFICIT

Preferred stock:
100,000,000 shares authorized, $0.001 par value
933,350 issued and outstanding	933	933
Additional paid-in capital - preferred	67,067	67,067
Common stock:
100,000,000 common shares, $0.001 par value
22,701,904 shares issued and outstanding	22,515	22,515
Additional paid-in capital - common	4,767,104	4,767,104
Common shares pending cancellation	187	187
Subscriptions payable	911,650	477,782
Retained Deficit	(5,780,449)	(5,566,721)

Total Stockholders' Deficit	(10,993)	(231,133)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 113,954	$ 245,704

Cytta Corp.
Statements of Operations
(Unaudited)
	For the Three Months Ended
	December 31,
	2013	2012
REVENUES	$ 400	$ -
Cost of Goods sold	-	-
Gross margin	400	-

OPERATING EXPENSES

Professional fees	26,730	26,000
Management fees	108,322	98,692
General and administrative	71,238	200,445
Research and development	8,138	-

Total Operating Expenses	214,428	325,137

NET LOSS FROM OPERATIONS	(214,028)	(325,137)
OTHER INCOME (EXPENSE)
Interest income	300	-
Interest expense	-	-
Total Other Income (Expense)	300	-

NET LOSS BEFORE TAXES	(213,728)	(325,137)

Provision for income taxes	-	-

NET LOSS	$ (213,728)	$ (325,137)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.00)	$ (0.06)

Weighted average number of
common shares outstanding	1,670,078,203	5,566,927

Cytta Corp.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (213,728)	$ (325,137)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	1,359	1,114
Issuance of common stock
for services and expenses	-	-
Beneficial interest expense	-	128,700
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(300)	-

Net cash from operating activities	(212,669)	(195,323)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions payable	-	100,100
Advances from related parties	81,978	105,500

Net cash from financing activities	81,978	205,600

NET CHANGE IN CASH	(130,691)	10,277
CASH AT BEGINNING OF PERIOD	188,068	36,080
CASH AT END OF PERIOD	$ 57,377	$ 46,357

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$ -	$ -
Common stock issued for licensing agreement	$ -	$ -

CYTTA CORP.

Condensed Notes to Financial Statements

December 31, 2013 and September 30, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements. The results of operations for the period ended December 31, 2013 is not necessarily indicative of the operating results for the full year.

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

Property, Plant and Equipment (Topic 360 issued December 14, 2011)

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

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of December 31, 2013 and September 30, 2013 the Company owed various related parties $117,782 and $469,672 respectively. The notes are unsecured, bear no interest and are due on demand.

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

The following table provides selected financial data about our Company as of June 30, 2013 and September 30th, 2012, respectively.

Balance Sheet Data	December 31, 2013	September 30, 2013
Cash and cash equivalents	$57,377	$188,068
Total Assets	$113,954	$245,704
Total Liabilities	$124,947	$476,837
Shareholder Equity (Deficit)	$(10,993)	$(23,133)

Net cash used in operating activities during the quarter was $212,669

Plan of Operation

Cytta Corp delivers real-time and accurate health and wellness information utilizing any manufacturers’ Bluetooth monitoring device through WiFi, unlocked Android Smartphones containing our software platform, and soon through Satellite connectivity, to any existing or customized Electronic Medical Record (EMR) platform.  The Cytta Connect solution is completely HIPAA secure, 100% reliable, easily portable, and customizable using the equipment that clients want. Cytta Connect Special Purpose Network and Cloud based Electronic Biometric Record (EBR) connects anyone, anywhere, anytime. Cytta makes any Bluetooth health, wellness or fitness device report their data from remote locations seamlessly via our cloud based Instant EBR & proprietary Mobile Network for instant real-time data access.

Cytta had for several years been designing and building an ecosystem that would allow any Bluetooth device to automatically send its data to our specially provisioned Android SmartPhone and then instantly (using WiFi, Cellular or satellite) pass that data from our cloud based repository of biometric data, unto an interactive cloud based display platform or a server based Electronic Medical Record, which is automatically populated with the client’s readings and information. The completion of the Cytta Connect system now allows individuals, patients, their caregiver or medical provider to review and monitor on an ongoing basis.

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

The Cytta ConnectTM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone.  The Cytta Connect system works seamlessly everywhere there is cellular service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

The Company’s Medical Smartphone, contains proprietary device resident or “native” programming, consisting of a “Firmware Client” or “Super App” developed in conjunction with the Cytta Special Purpose Network.  This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. Connected Health is a wireless health innovator committed to developing health monitoring connectivity solutions which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMRTM’.

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

The Company and its licensing partner have now completed the development of the proprietary Firmware Client and have installed the technology on several Nexus One, HTC My Touch, HTC Wildfire, HTC Sense, Sony Xperia android smartphones.as well as with the Samsung and HTC tablets.  The testing and integration of the combination Smartphone/tablets and Firmware Client, which has collectively been described as the Cytta Medical Smartphone or the Cytta Medical Tablet, with the blood pressure, weight scale, pulse/oximetry and blood glucose devices, and many other Bluetooth peripherals has been completed and are all functioning seamlessly.  The Company has completed the development of the relational database and the GUI developed therefrom consisting of ‘Online Data Presentation Screens” Dashboard or ‘Instant EMRTM’ to represent the data captured by the system for its clients.

The Company began its first trial installations of the complete Cytta Ecosystems in September 2011 in the US, with two Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’. In March 2012 the Company commenced its first major installation and product evaluation with a major medical Insurance Co/Payor.  The Company also delivered its second round of orders to its first two medical group clients and has been discussing the rollout terms of further installations.

Upon successful conclusion of the Insurance co/Payor Pilot Program evaluation and the implementation of the ACA, the Company planned to begin discussions with various types of medical entities regarding implementation of its systems. In November 2012 the Company received the 6 Month Pilot Program Whitepaper dated September 30, 2012 independently prepared by the major medical Insurance Co/Payor with whom the Pilot program was conducted.  The conclusions of their Independent Whitepaper stated,

“This trial demonstrated the ability to significantly reduce costs for high risk patients through use of the CYTTA Connect Ecosystem.  The trial demonstrated the ability to quickly achieve cost savings, decrease resource utilization, improve care coordination, and increase adherence to evidence based guidelines.

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

The Company’s integrated and completely autonomous system provides numerous advantages over current systems, as well as a pricing structure designed to generate a positive return on investment (ROI) for the Medical Groups utilizing the system.  To this end the Company is currently demonstrating and discussing the implementation of the Cytta Connect system to numerous Medical Group and Institutional clients affected by the ACA and wishing to utilize and or participate in the Company’s “medical monitoring ecosystem”.

Cytta currently has limited operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the implementation of our systems in several medical markets and the installation thereof. Cytta currently has one executed transaction with a medical group.  Cytta, MHIMS and the company are currently defining participants, examining the effects of the ACA, and providing the extensive protocols necessary to implement the Cytta Connect system.

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

Cytta currently has limited operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the first sales of our systems and the installation thereof. We have entered into certain management and consulting contracts with our senior Officers, MHIMS and non-affiliated consultants who will be providing business services to the Company in the health care arena. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We have engaged in some product research and development over the past year while the technology and system was being developed. The Company’s business will cause us to engage in further research and development in the foreseeable future.

We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2013 was $57,377.

We currently have limited marketing operations.

We have limited funds on hand to pursue our business objectives for the near future however we cannot commence full scale operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of December 31, 2013, we had $ 117,782 in loans outstanding.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities with the exception of the Cytta Connect LLC joint venture which has no current operations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business, including non-material litigation from terminated officers, employees and or consultants. As at December 31, 2013 we are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us of any material consequence.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

I.

Agreement for Worldwide Satellite Connectivity

Cytta has executed a definitive agreement with Home2Phone, LLC, (http://home2phone.net), a Value Added Reseller of ORBCOMM Inc., for the development and utilization of a fully integrated satellite solution that expands the global reach of Cytta’s proprietary smartphone based IT platform for telemedicine, biometric and other data reporting.

As reported in SatelliteToday.com (http://www.satellitetoday.com/telecom/2014/02/07/cytta-corp-partners-with-home2phone-for-global-satellite-telemedicine-solution/) “Cytta Corp Partners with Home2Phone for Global Satellite Telemedicine Solution” By Caleb Henry | February 7, 2014 | Feature, North America, Regional, Satellite TODAY News Feed, Telecom© in an interview with Cytta President Erik Stephansen.

“Cytta Corp, a U.S. telemedicine company, confirmed a definitive agreement with Orbcomm’s value added reseller (VAR) Home2Phone to expand its smartphone-based IT platform using satellite. Cytta Connect’s data network provides two-way communication between wellness monitoring devices using a cloud platform and an Android phone. Once enacted, the agreement will expand the reach of Cytta Connect; the company’s remote data capture system, to areas that cannot be reached by terrestrial networks.

“Cytta’s special purpose network expands mobile M2M into healthcare, and it transforms care into being-everywhere care,” said Erik Stephansen, president of Cytta Corp. “It becomes a true connected experience of care for the patient, loved ones and the caregivers, and satellite is an important piece to expand that delivery into areas that were previously closed off.

One of the reasons Cytta chose to partner with Home2Phone is to expand released-patient care beyond the limits of Wi-Fi. The company uses its own cellular network, which makes use of AT&T and T-Mobile networks. The agreement expands that network to include access to Orbcomm’s 26 low Earth orbit (LEO) satellites, the accompanying ground infrastructure and cellular data service.

A lot of people use Wi-Fi, but you can think of Wi-Fi as typically locking you into a location,” explained Stephansen. “You effectively become a prisoner of your home. With mobile cellular you have this full flexibility of travel and freedom of movement. By adding satellite, we expand the coverage to nearly everywhere.”

Cytta Connect does not require a large amount of data to send electronic biometric records (EBRs). The system caters toward the chronically ill, who often need a “core four” measurements to be taken on a regular basis. According to Stephansen, those four are blood pressure, weight, pulse-ox and blood glucose. Each of these measurements, when taken with Bluetooth enabled medical devices, can send the information automatically through Cytta Connect.

“We’re sending very small amounts of data. For example, the weight of a person in digital format is very small. We’re talking bits, not even bytes. It’s a whole scale smaller,” said Stephansen. “The nice thing about the Home2Phone partnership is, with their Orbcomm relationship and narrow band solution, it simplifies our remote healthcare strategy, and with so many satellites they are really hard to beat. That’s what attracted us to them. We looked at other solutions, but because of our ability to utilize narrow bandwidth, they were an ideal provider. And,” he added, “they have an interest in healthcare, so it makes sense to partner.”

The service ultimately assists users in taking proactive steps for their own health. Applying an M2M solution to healthcare increases the ability to take preventative steps and keep patient biometrics stable before the situation becomes more severe.

“Satellites, especially in Orbcomm’s situation, are very good at tracking assets,” said Stephansen. “Tracking the well-being of people is something new and that’s what is wonderful about this kind of solution: you will soon be able to do this for yourself.”

II.

Advisory Board Team Leaders Selected

Mr. Casselman Chairman of the Advisory Board advises that two new Advisors have agreed to become team leaders in their areas of expertise for Cytta.  Mr. Kevin Woelflein and Mr. Phillip Chou have agreed to assume responsibilities for their areas of expertise on the Advisory Board.

Mr. Kevin Woelflein is an experienced financial executive with more than 25 years of domestic and international banking experience in top-level positions. Woelflein was the founding Vice President and General Manager of The First National Bank of Chicago branch in Tokyo. First Chicago appointed him to found the Arab American Bank in New York, where he served as President and Chief Executive Officer.

Mr. Woelflein’s world class experience in banking, finance and implementing new technologies will be invaluable in introducing Cytta’s technologies into business environments where the economic model and ROI will rule.

Mr. Woelflein was also President of American Security Bank in Washington, D.C., and President of The Massachusetts Company, a Boston-based specialty bank and a subsidiary of Travelers Corporation.  Woelflein has had overall responsibility for managing bank investment portfolios, as large as $500 million, as a banker, and has been a principal broker helping banks manage large portfolios. Subsequent to this position, he served as Chairman of the Board of Connecticut Bancorp. He currently holds a Series 7 license to sell securities. He is President of U.S. Capital Investments Company, a bank advisory firm.

Mr. Woelflein brings significant credentials to his role of assisting financial institutions in crafting and implementing the kind of investment policy they pursue and in analyzing the ongoing results. He is particularly experienced in assisting institutions to sharpen their understanding and control of their investments.

Mr. Woelflein is a uniquely experienced financial executive with more than twenty-five years of domestic and international banking responsibilities. He has a BS in Chemical Engineering from MIT and an MBA from Wharton. In 1975 he got his first introduction to Iraq as founding President of an Arab consortium bank, UBAF Arab American Bank, in New York City. In 2003, he became part of the Coalition Provisional Authority as Advisor to all of Iraq's nineteen private banks on strategic and operational issues to recover from the repression of the previous regime and the destruction of the 2003 invasion.  At the present time, he is Advisor to one Iraq Private Bank, North Bank, headquartered in Baghdad with branches in the North.

Mr. Woelflein’s background includes the formation or redevelopment of several financial institutions. Mr. Woelflein did apply his Chemical Engineering early in his career, when he was on a three-person team at Atlantic Refining Company that developed the first computer simulation of a complete oil refinery, from crude through products. He has received several major awards from the U.S. Government as well as a MIT Corporate Leadership Award.

Mr. Philip Chao founded Chao & Company, Ltd. in 1990 to provide employers and institutions with the independent and thoughtful advice that would serve as an alternative to the conflicted, one-size-fits¬ all, prepackaged solutions among brokers, consultants and investment advisors. He wanted to make available institutional best practices to help fiduciaries and clients make prudent decisions. Chao & Company is an investment advisor registered with the Securities & Exchange Commission.

Mr. Chao is extremely knowledgeable and a much sought after analysis with regard to the Affordable Care Act (“ACA” or “Obamacare”) and will provide Cytta with invaluable guidance in this complex area.

Philip serves as an ERISA investment consultant in a co-fiduciary capacity - as an ERISA Sec 3(21) - so that clients can rely on his advice with full confidence. For retirement plan sponsors, he implements a prudent investment process to meet their fiduciary responsibilities. When managing defined benefit assets, he also serves as a full fiduciary under ERISA 3(38). He also acts as the Chief Investment Officer for the firm's wealth management practice.

As the Principal for Chao & Company, Philip serves as a benefits consultant to employers who are striving to balance the needs of the organization and their employees within a changing economic and regulatory environment. As the landmark Affordable Care Act is being implemented, Philip has introduced a proprietary actuarial tool - Play-or-Pay Decision Metrics Tool - to help guide and advise large employers through this new reality.

Philip acts in the capacity of an independent directed trustee for ERISA health and welfare trusts and is a founding member and a governing board member of The Institute for the Fiduciary Standard. His opinions and thoughts frequently appear in Investment News,  Advisor One and RIA biz. He is a passionate supporter of and advocate for the fiduciary standard and has met on many occasions with Department of Labor staff in sharing his thoughts and practical applications regarding the ERISA fiduciary redefinition. His public comments to the DOL can be viewed on the DOL website and on the Securities & Exchange Commission website.

Philip earned his Certified Financial Planner (CFP) designation in 1990 from the Certified Financial Planner Board of Standards, his Accredited Investment Fiduciary Analyst (AIFA) designation in 2004 from Katz School of the University of Pittsburgh and the Center for Fiduciary Studies (Fi360) and Retirement Plan Associates (RPA) designation in 2006 from the Wharton School of the University of Pennsylvania and the International Foundation of Employee Benefit Plans.

III. New Director Appointed

The Company is pleased to announce that Mr. John Dinovo the current CTO of Cytta has been elected to a term on the Board of Directors to fill a vacancy resulting from the end of a prior Director’s term, joining Mr. Stephansen and Mr. Campbell.

Mr. John P. Dinovo 56, has more than 25 years of P&L, Operations Management, Supply Chain Management and Leadership experience in contract manufacturing environments and plants with as many as 100 personnel. The addition of Mr. Dinovo to the Cytta Board of Directors adds his considerable corporate business expertise to his already considerable engineering skills Cytta is benefiting from as CTO.

Mr. Dinovo achieved a series of quantifiable accomplishments as a Chief Executive Officer.  He grew and built a successful contract manufacturer organization from ground up. Designed/Built 25,000 sq. foot high tech manufacturing facility with four (4) fully integrated high speed surface mount and two prototype lines, 10 million dollars of per year revenue and 100 employed staff. Strong Champion of Lean Manufacturing and Six Sigma Culture, Achieved Quality Objective of over 99.9% out the door quality.

Mr. Dinovo’s end to End Supply Chain Management Core Competencies include: Materials Management, Procurement, Vendor and Contract Management and preparation and negotiations, Inventory Management (reduction), Global Transportation Logistics, Procedures Development and Troubleshooting. He wrote complete Material Requirements Planning (MRP) module in a multiuser database environment for all aspects of a Manufacturing Company.  Front to Back Quality Management. Mr. Dinovo was involved in all aspects of the development and implementation of IS09001 and 15013485 for Ditron Manufacturing.

Previously Mr. Dinovo was CEO of Ditron Manufacturing for more than two decades he provided technologically-advanced electronics manufacturing services ("EMS") primarily to original equipment manufacturers ("OEMs") in security, transportation & logistics, gaming, aerospace & defense, medical device and other industrial markets. Specializing in manufacturing complex assemblies on a high mix, low volume basis, he focused the Company in accumulating significant process and design for manufacturing ("DFM") expertise.

The manufacturing process included high level assembly of electronic components into a finished subassembly or assembly performed under a contract manufacturing agreement with an OEM. Ditron provided full turnkey and consigned manufacturing, including DFM, supply chain management, materials management and logistics. Ditron served mainly North American industrial markets with superior supply chain management and unparalleled quality, administered through its proprietary in-house Management Resource Planning (MRP) database platform.

Mr. Dinovo focused the organization on rapidly and reliably filling complex customer orders and building long-term relationships with repeat customers by leveraging its superior supply chain management expertise. Ditron's DFM capabilities and six assembly lines enabled it to respond to time-critical orders and technology challenges for its customers. The Company's strengths include developing innovative, high-performance solutions for customers through the DFM, test and launch phases of new electronic assembly development, through high and low volume order fulfillment.

Mr. Dinovo created a superior supply chain management team consisting of material planning, purchasing, expediting and warehousing components and materials for maximum flexibility. The Company's inventory management and volume procurement capabilities contributed to cost reductions and reduction of total cycle time.

Mr. Dinovo has a BSEE earned with honors from University of Nebraska, Lincoln, 1980. John is also a US Navy Vietnam Veteran and Instrument Rated Private Pilot.

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

CYTTA CORP.

Dated: February 24, 2014

By:/s/ Gary Campbell

Gary Campbell
President, Principal Executive and Financial Officer