Form 10-K/A
period 2013-09-30
CYTTA CORP.
filed 2014-02-26
CIK 1383088

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Cytta Corp. (the "Company") for the fiscal year ended September 30, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on January 17, 2014 (the "Original Filing"). We are filing this Amendment for the purpose of providing an XBRL version and correcting the Officers and Directors of the Company at the time of the filing and certain share calculations and information related thereto. The Original Filing was not submitted in XBRL and accidentally reflected the Officers and Directors as of the previous year and their information. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation  ~~or~~  , removal or term expiration ..  Executive Officers serve for such terms as determined and ratified by our Board of Directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

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

In 1982 Mr. Campbell was a Director, financier and primarily responsible for the IPO of International Verifact Inc. the inventor of the electronic point of sale terminal.  In 1991, Mr. Campbell was the Vice President, financier and a Director of Telemac Cellular Corporation a company involved in the development of cellular accounting data systems and technology, which lead to the development of the TRACfone an early stage MVNO and currently marketed throughout the USA ..  Mr. Campbell then became the CEO and Director of Cancall Cellular Communications Inc., the public arm of Telemac Cellular, a major provider of cellular rental services utilizing the advanced Telemac technology. Cancall eventually became the national cellular rental administrator for AT&T.  Following this, Mr. Campbell became CEO of ScreenPhone Inc. a private company partnered with Samsung in the development of screen based software and applications for Samsung’s Anyweb internet appliance, and through ScreenMD, an affiliated Company, developed and implemented a first generation of internet based remote medical monitoring system for the Anyweb device. This technology was then acquired by Eclipse Entertainment Corp., a  movie company which Mr. Campbell was retained to reorganize, and which ultimately became Lifespan Inc. of which Mr. Campbell became CEO and a Director.   Mr. Campbell was retained to become CEO and Director of Rocketinfo Inc. and convert the company from a minor Oil & Gas company to a successful technology company.  Rocketinfo provided intelligent software tools that index, categorize and extract key concepts and data from current news and business information as well as a public search engine that offered the most robust capabilities in the industry for scanning and retrieving topical news and business information.

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

Board of Directors

Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date, due in part to the fact that we presently determining our business model.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly, we do not have a nominating committee or a committee performing similar functions.  Our Chief Executive and Financial Officer and Director Gary Campbell, serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

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

EXECUTIVE OFFICER COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards(3) (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Non-Qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Gary Campbell (1) CEO, Treasurer, Secretary	20132012 2011	0 0	0 0	180,000(2) 120,000(2) 60,000(2)	0 0	0 0	0 0	0 0 0	180,000 120,000 60,000
Erik Stephansen, President	2013	0	0	187,500 (2)	0	0	0	0	187,500

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)
Lifespan, Inc. PO Box 30211 Las Vegas, NV 89173	400,000	1.5 4%	1.53%
Gary Campbell 6490 W Desert Inn Rd Las Vegas NV 89146	2,884,313(1)	11. 09%	11.04%
Erik Stephansen 12386 Stockholm Way, Truckee, CA 96161	2,083,333	8. 0 1%	7.97%
Total	5,367,646	20.64%	20.54%

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

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)

Erik Stephansen 12386 Stockholm Way, Truckee, CA 96161	2,083,333	8.11%	7.89%
Gary Campbell 6490 W Desert Inn Rd Las Vegas NV 89146	2,884,313(1)	11.22%	11.04%
Officers and Directors as a Group	4,967,646	19.33%	18.93%

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

Dated:  February 26, 2014

  By:

/s/ Gary Campbell

Gary Campbell, CEO, Chief Financial Officer and Director

Dated:  February 26, 2014

By:   /s/ Erik Stephansen

Erik Stephansen, President, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary Campbell Gary Campbell	CEO, CFO, Director	February 26, 2014
/s/ Erik Stephansen Erik Stephansen	President, Director	February 26, 2014

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

The Company is subject to income taxes under the laws of United States of America. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

	September 30,
	2013	2012
Income tax expense (benefit) at statutory rate	$ (790,448)	$ (598,656)
Stock based expenses	0	0
Valuation allowance	790,448	598,656
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	September 30,
	2013	2012
NOL Carryover	$ 5,566,721	$ 3,308,299
Valuation allowance	(5,566,721)	(3,308,299)
Net deferred tax asset	$ -	$ -

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