Form 10-Q
period 2014-03-31
CYTTA CORP.
filed 2014-05-19
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 15th, 2014, there were 23,768,676 shares of the issuer’s common stock, par value $0.001 outstanding.

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

Cytta Corp.
Balance Sheets

	March 31,	September 30,
	2014	2013
	(Unaudited)	Audited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 26,723	$ 188,068
Receivables		200

Total Current Assets	26,723	188,268

OTHER ASSETS

MVNO License-net of amortization	5,400	6,480
Software License-net of amortazation	2,251	2,751
Notes receivable	-	19,982
Collateralized loan to shareholder	-	17,500
Equipment, (net of depreciation)	30,367	10,723

Total Other Assets	38,018	57,436

TOTAL ASSETS	$ 64,741	$ 245,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 7,165	$ 7,165
Due to related parties	336,781	469,672

TOTAL LIABILITIES	343,946	476,837

STOCKHOLDERS' DEFICIT

Preferred stock:
100,000,000 shares authorized, $0.001 par value
933,350 issued and outstanding	933	933
Additional paid-in capital - preferred	67,067	67,067
Common stock:
100,000,000 common shares, $0.001 par value
23,768,676 and 22,701,904 shares issued and outstanding	23,582	22,515
Additional paid-in capital - common	4,905,937	4,767,104
Common shares pending cancellation	187	187
Subscriptions payable	902,650	477,782
Retained Deficit	(6,179,561)	(5,566,721)

Total Stockholders' Deficit	(279,205)	(231,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 64,741	$ 245,704

Cytta Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUES		$ -	$ 400	$ -
Cost of Goods sold	-	-	-	-

Gross margin	-	-	400	-

OPERATING EXPENSES

Professional fees	19,000	24,201	39,230	50,201
Management fees	97,738	90,353	206,060	190,055
General and administrative	268,674	245,463	346,413	449,180
Research and development	14,000	-	22,137	-

Total Operating Expenses	399,412	360,017	613,840	689,436

NET LOSS FROM OPERATIONS	(399,412)	(360,017)	(613,440)	(689,436)

OTHER INCOME (EXPENSE)
Interest income	300	-	600	-
Interest expense	-	-	-	-
Total Other Income (Expense)	300	-	600	-

NET LOSS BEFORE TAXES	(399,112)	(360,017)	(612,840)	(689,436)

Provision for income taxes	-	-	-	-

NET LOSS	$ (399,112)	$ (360,017)	$ (612,840)	$ (689,436)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.02)	$ (0.05)	$ (0.03)	$ (0.10)

Weighted average number of
common shares outstanding	24,306,175	7,776,360	23,225,086	6,659,504

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (612,840)	$ (689,436)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	2,717	1,580
Issuance of common stock
for services and expenses	129,900	173,893
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	-
Accounts payable and accrued liabilities	-	(12,334)

Net cash from operating activities	(480,223)	(526,297)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	-	294,800
Proceeds from stock issuances	10,000	-
From related parties	318,878	237,308

Net cash from financing activities	328,878	532,108

NET CHANGE IN CASH	(161,345)	5,811
CASH AT BEGINNING OF PERIOD	188,068	36,080
CASH AT END OF PERIOD	$ 26,723	$ 41,891

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for debt	$ -	$ -
Common stock issued for services	$ -	$ 173,893

CYTTA CORP.

Condensed Notes to Financial Statements

March 31, 2014 and September 30, 2013

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

NOTE 3 - RELATED PARTY NOTES PAYABLE

As of March 31, 2014 and September 30, 2013 the Company owed various related parties $336,781 and $469,672 respectively. The notes are unsecured, bear no interest and are due on demand.

NOTE 4 - STOCKHOLDERS' EQUITY

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

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no other reportable subsequent events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2013. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are an early stage corporation engaged in perfecting our technological model and introducing it into the marketplace. We have generated Gross Revenues to date of $49,392 from our business operations since inception and have incurred $ 399,412 in expenses this quarter.

The following table provides selected financial data about our Company as of March 31, 2014 and September 30th, 2013, respectively.

Balance Sheet Data	March 31, 2014	September 30, 2013
Cash and cash equivalents	$26,723	$188,068
Total Assets	$64,741	$245,704
Total Liabilities	$343,946	$476,837
Shareholder Equity (Deficit)	$(64,741)	$(23,133)

Net cash used in operating activities during the quarter was $480,223

Plan of Operation

General Business

Cytta Corp currently delivers real-time digital Health and Wellness and Oil & Gas monitoring information utilizing any manufacturers’ Bluetooth enabled monitoring device through Cellular, Satellite or WiFi connections utilizing our unlocked Android Smartphones powered by AT&T’s new leading edge 4G LTE Sims.  Our recent upgrading of our Agreement with AT&T has allowed Cytta to introduce the new AT&T 4G LTE voice and data Sims and accompanying Jasper platform real time SIM monitoring capability.

These new AT&T 4G LTE Subscriber Identity Modules (SIMs) are advanced smart cards placed inside of our GSM android cellular phones that encrypts voice and data transmissions and stores data about the specific user so that the user can be identified and authenticated to the network supplying the phone service. The SIM also stores data such as personal phone settings specific to the user and phone numbers.  We control our SIMs and thus Android smartphones in real time through the Jasper web interface.

AT&T SIMs support two layers of 4G technology on their nationwide mobile broadband network. High Speed Packet Access+ (HSPA+) with enhanced backhaul, which transfers data throughout our growing network, provides extended and improved speeds up to 4x faster than 3G and Long Term Evolution (LTE) serves as the next step following 4G (HSPA+) in increasing speeds up to 10x faster than 3G to meet the demands of today's users accessing a variety of content over mobile networks.

The new AT&T 4G LTE SIMs provide Cytta with several benefits, such as: Faster speeds - LTE technology is capable of delivering speeds faster than many other mobile Internet technologies. Customers can stream, download, upload and game faster than ever before.  Reliability - AT&T not only has the nation’s most reliable 4G LTE network. According to independent third-party data, AT&T has the highest success rate for delivering mobile content across nationwide 4G LTE networks.  Cool new devices - AT&T’s technology works with several LTE-compatible devices, including appropriate 4G LTE smartphones and tablets.  Faster response time - LTE technology offers lower latency, or the processing time it takes to move data through a network, such as how long it takes to start downloading a webpage or file.

Cytta has for several years been designing and building an open source ecosystem that would allow any Bluetooth device to automatically send its data to our specially provisioned Android SmartPhone and then instantly (using WiFi, Cellular or satellite) pass that data from the smartphone to our cloud based data  repository and interactive cloud based display platform.  The data is delivered from there to our client’s server based EMR or EOR, which is automatically populated with the data readings and information, and utilizing our proprietary interpretation program rendered into actual medical or O&G readings. The completion of the Cytta Connect system now allows individuals, patients, their caregiver or medical provider and O&G operators to review and monitor everything on an ongoing basis.

Our specially programmed android smartphones powered with the new Sims, utilizing our proprietary software platform deliver the any monitoring equipment’s data automatically to our Cloud based data repository, the Electronic Data Repository (EDR), and from there to any existing or customized Electronic Medical Record (EMR) platform or Electronic O&G Record (EOR) located in the client’s computer network.  The new Sims also allows each of our smartphones to deliver full 4G LTE voice capability.

Health and Wellness

The Cytta Connect health and wellness solution is completely HIPAA secure, 100% reliable, easily portable, and customizable using any FDA or non FDA equipment that the clients want. Cytta Connect Special Purpose Network and Cloud based Electronic Data Repository (EDR) connects anyone, anywhere, anytime. Cytta makes any Bluetooth health, wellness or fitness device report their data from remote locations seamlessly via our cloud based Instant EBR & proprietary Mobile Network for instant real-time data access.

Cytta’s technology called Cytta ConnectTM is the backbone of the world’s first open source Special Purpose Medical Network.  Cytta’s proprietary technology disrupts and innovates the 2 fastest growing health markets that need to collect data & reduce costs: Our unique and proprietary system allows us to connect all forms of Bluetooth enabled monitoring devices (FDA and Non FDA) seamlessly through an Android Smartphone and deliver the data in real-time to a cloud based data repository which can easily be customized to our client’s requirements.

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

We serve two very large Medical markets:

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

The Cytta ConnectTM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone.  The Cytta Connect system works seamlessly everywhere there is cellular or satellite service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

The Company’s Medical Smartphone contains proprietary device resident or “native” programming, consisting of a “Firmware Client” developed in conjunction with the Cytta Special Purpose Network.  This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. Connected Health is a wireless health innovator committed to developing health monitoring connectivity solutions which when installed on the Cytta Medical Smartphone, automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMRTM’.

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

Upon successful conclusion of the Insurance co/Payor Pilot Program evaluation and the implementation of the ACA, the Company planned to begin discussions with various types of medical entities regarding implementation of its systems. In January 2013 the Company received the final 6 Month Pilot Program Whitepaper dated September 30, 2012 independently prepared by the major medical Insurance Co/Payor with whom the Pilot program was conducted.  The conclusions of their Independent Whitepaper stated,

“This trial demonstrated the ability to significantly reduce costs for high risk patients through use of the CYTTA Connect Ecosystem.  The trial demonstrated the ability to quickly achieve cost savings, decrease resource utilization, improve care coordination, and increase adherence to evidence based guidelines.

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

The Company is currently negotiating with several groups looking to market the Cytta Connect technology into various medical vertical submarkets.

Oil & Gas

After the completion of the technology for the medical marketplace the Company began examining other unrelated vertical markets who could utilize the Cytta Connect highway to move data from remote locations.  With the addition of the Home2Phone license and the access to the impressive collection of OrbComm satellite solutions it was determined that our “Data Highway’ could be easily utilized to provide connectivity in the worldwide O&G industry.  Working with MachLink our O&G industry partner we are currently designing systems to deploy with their clients.

The Cytta Connect O&G solution is a completely secure, encrypted, 100% reliable, easily portable, and customizable using any form of monitoring equipment that the clients want. Cytta Connect Special Purpose Network and Cloud based Electronic Data Repository (EDR) connects anyone, anywhere, anytime. Cytta makes any monitoring device report their data from remote locations seamlessly for instant real-time data access.  The Cytta Connect Network provides a complete system for monitoring cellular and or satellite accessible locations worldwide.

Most interestingly because of the design of the Cytta Connect Network it can operate as a SCADA system.  SCADA is an Acronym for Supervisory Control And Data Acquisition, and is used to a computer system for gathering and analyzing real time data and then ultimately controlling the devices providing the data. Ultimately the two way data transfer capability of the Cytta Special Purpose Network makes it an ideal SCADA system.   SCADA systems are used to monitor and control a plant or equipment in industries such as telecommunications, water and waste control, energy, oil and gas refining and transportation. A SCADA system gathers information, such as where a leak on a pipeline has occurred, transfers the information back to a central site, alerting the home station that the leak has occurred, carrying out necessary analysis and control, such as determining if the leak is critical, and displaying the information in a logical and organized fashion and then sending the appropriate commands to the site causing the device to turn on, off or perform some other crucial function remotely.

General Operations

Cytta currently has limited operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the implementation of our systems in several medical markets, O&G and other markets and the installation thereof. Cytta currently has one executed transaction with a medical group.  Cytta, MHIMS and the company are currently defining participants, dealing with the massive effects of the ACA, and providing the extensive protocols necessary to implement the Cytta Connect system.

We have entered into certain management and consulting contracts with our senior Officers and non-affiliated consultants who will be providing business services to the Company in the health care and O&G arenas. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We have engaged in significant product research and development over the past years while the technology and system was being developed. The Company’s business may cause us to engage in further research and development in the foreseeable future.

We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2014 was $ $26,723.

We currently have limited marketing operations however our business model is to license these activities to skilled partners in each vertical market.

We have limited funds on hand to pursue our business objectives for the near future however we cannot commence full scale operations without seeking additional funding and/or the appropriate business partners.. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders of the company to pay general operating costs. As of March 31, 2014, we had $ 336,781 in loans outstanding.

We have minimal operating costs and expenses at the present time due to our frugal business model. Currently our operating activities (technical integration and partner development) in the healthcare and O&G arena are conducted by our senior Officers and engaged consultants.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to further develop our operations. This financing may take the form of additional sales of our equity or debt securities to, or loans from, stockholders, or from our officers and directors or other individuals. There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business, including non-material litigation from terminated officers, employees and or consultants. As at March 31, 2014 we were a party to a non-material lawsuit in which the Company had filed extensive cross complaints.  The Company settled with one of the Complainants for a minor number of shares and his testimony allowed the Company to have the other two Complainants complaint dismissed and secure judgment on our cross complaints.  The quantum of damages which the Company will be receiving will be determined in the near future.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

January 7th, 2014, the Company issued 1,000,000 common shares of its $0.001 par value common stock for services, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

I. Advisory Board Members Selected

Mr. Casselman Chairman of the Advisory Board advises that two new Advisors have agreed to join the Advisory Board or perform consultant duties.  Admiral James ‘Gib’ Godwin and Mr. Michael Collins have agreed to assume responsibilities for their areas of expertise on the Advisory Board and/or as consultants.

Admiral James ‘Gib’ Godwin III has extensive senior management experience within the Government and Industry sectors as well as critical program and fiscal management, systems integration, and program delivery acumen through the rigorous Defense Acquisition process.  Admiral Godwin consistently delivers on strategic program developments which consistently yield pragmatic cost, schedule, performance and risk parameters. Leadership skills steeped in critical thinking, teamwork, change management, and profitability galvanizes a one team approach. He is a problem solver for exceptionally complex and deeply integrated issues with highly developed written and verbal skills.

He is the current President/Owner, BriteWerx, Inc. from 2012-Present where he established a Service Disabled Veteran Owned Small Business (SDVOSB) dealing in the Defense, Federal and Cybersecurity work domains. Previously he was Vice President, Cybersecurity, Northrop Grumman Corp from 2008-‐2011 he was the Cybersecurity lead for the Defense Systems and Defense Technology Divisions within the Northrop Grumman Information Systems Sector, where he handled Emerging Cyber technology development and Systems Integration of product offerings across Divisions and 7 business units. He dealt with horizontally integrated products which required multi-faceted hardware, software and security solutions. He was also responsible for introducing cutting edge HD video compression and trusted computing solutions.

He was formerly Vice President, Dynamic Analytics & Test, Inc.  a small business providing strategic EW Modeling, Simulation and Analysis services to OSD Joint Advanced Concepts, as well as Campaign analysis, requirements definition, and roadmap development to all services. Analysis provided the Navy, USMC and USAF with critical program level details for support of Airborne Electronic Attack (AEA) for each service. Additionally, he established Strategic Consulting as a new line of business. Also Vice President, Certification and Life Cycle Support, Athena Tech., Inc. where he established a FAA certification team with a partnering company and consulting group for a new product line in the commercial aviation sector. FAA certification was required to support a new capability for a major airline freight company and its ensuing Supplemental Type Certificate. This was the first commercial implementation of this product, and certification for this small business.

Admiral Godwin, while serving, was Program Executive Officer (Enterprise Information Systems), where he reorganized 5 major programs into an industry representative Navy wide business enterprise within 6 months. He had executed budget authority at $3.3 Billion per year and developed innovative solutions working closely with 3 prime systems integrators affecting the Navy-‐wide enterprise while implementing Lean/Six Sigma initiatives.   He also managed the Critical Design Review for the Navy ERP Program.

He was also Program Manager, Navy Marine Corps Intranet, as Rear Admiral where he teamed with Industry to turn a significant financial loss into a profitable business while managing the largest IT services contract in the world. Admiral Godwin built a fully functioning teaming relationship between the Navy and the Systems Integrator within 18 months. Expenditures exceeded $1.4 Billion per year. He significantly improved product delivery, annual Service Level Agreements and customer satisfaction metrics. He executed the restructuring of a 5 year contract totaling $3.2 Billion. Established critical schedule metrics for delivering 58,000 critical classified, unclassified and sensitive accounts in one year tied to an incentive program.

Admiral Godwin was also Program Executive Officer (Tactical Aircraft), where he executed budgets of $5.5 billion per year across 8 major defense acquisition programs. He achieved on-‐cost, on-schedule and on-performance delivery of the F/A-18 E/F for the first combat deployment in 2003. He chaired an international 5 nation steering committee responsible for US and European development and integration of the Multi-functional Information Distribution System (MIDS), leading to a stable production base and program initiation for MIDS-‐JTR. He was also a founding member of the Navy Integrated Fire Control – Counter Air (NIFCA), Open Architecture (OA), Cooperative Engagement Capability (CEC) and Network Centric Enterprise.

His previous work experience includes: As the F/A-‐18 Program Manager (Captain, US Navy), responsible for platform integration including design, development, production delivery through testing and fielding of the $4.88 Billion F/A-‐18 E/F. As the Deputy F/A-‐18 Program Manager, led the Life Cycle support of the F/A-‐18 A/B/C/D fleet of aircraft. These efforts spanned 7 nations, 1700 aircraft and the US Navy and Marine Corps deployed on 12 aircraft carriers and forward deployed sites overseas.

Admiral Godwin’s education

 includes Defense Acquisition Workforce Level 3 Certification, Defense Acquisition University and a B.S. Civil Engineering, Tulane University

He is currently Co-Chairman, NDIA Cyber Division, Member, Board of Directors, Mercy Medical Airlift (nonprofit), VP, Board of Directors, California Redwoods Christian Corp (nonprofit) East West Institute, Cybersecurity Team Member, China-‐US and Russia-‐US Bi-‐Lateral negotiations, Board of Directors, Cyber ACES Foundation.

Mr. Michael Collins has over 20 years of experience in developing, designing and operating imaging, network and telecommunications companies, which adds the sound perspective and experience in using the power of technology to drive business results.  Mr. Collins is incredibly focused and goal directed and brings his remarkable presence to the Cytta team as Vice President Connectivity.  He is personally responsible for coordinating our First Responder model, as well as the integration of our networks generally in addition to his expertise with the Ciff compression technology.

Mr. Collins is also the President of CIFF Business Enterprises LLC., responsible for business development, marketing and sales of CIFF System technology in defense, government, business and commercial areas in USA as a marketing arm of CIFF Technology Corporation. Mr. Collins oversees sales, training and implementation of CIFF technology with government and commercial clients.  Mr. Collins is also the Cytta coordinator of the Cytta/Ciff joint venture.

Mr. Collins previous experience includes business development, field operations to serve the telecommunications needs of the mid-Atlantic region. Initially, the core business consisted of design, installation and maintenance of data networks and Lucent Avaya telephone systems as a partner, thus successfully serving thousands of end users, including Bill and Hillary Clinton, Terence R. McAuliffe and others. In 2006, developed carrier class wireless and wired infrastructure installation for various clients, such as: Washington Dulles International Airport and Ronald Reagan National Airport, as well as underground utility work for Verizon, as a prime contractor for FIOS (fiber-optic IPTV network) installation and maintenance.

Mr. Collins also has extensive film and imaging experience including working in the entertainment industry as first camera operator on a Stephen Spielberg production.  Additionally Mr. Collins serves as an active Emergency Medical Technician (EMT) volunteering as part of his County’s First Responder network.

II Preliminary Agreements Signed

The Company has signed preliminary working Agreements with Vitel Net Inc., MachLink Inc. and CIFF Business Enterprises LLC.  The Company will provide further details once the scope and effect of the agreements has been determined.  The Company has executed a mutual NDA agreement with Medical Intelligence Holding Company (M+I).

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

CYTTA CORP.

Dated: May 19, 2014

By:/s/ Gary Campbell

Gary Campbell
President, Principal Executive and Financial Officer