Form 10-Q/A
period 2014-03-31
CYTTA CORP.
filed 2014-08-13
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A  Amendment No. 1    is filed for the sole purposed of updating the XBRL tagging  to the original Form 10-Q.

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

CYTTA CORP.

Dated: August 13, 2014

By:/s/ Gary Campbell

Gary Campbell
President, Principal Executive and Financial Officer