Form 10-Q
period 2014-06-30
CYTTA CORP.
filed 2014-08-29
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 26th, 2014, there were 30,635,324 shares of the issuer’s common stock, par value $0.001 outstanding.

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

Cytta Corp.
Balance Sheets
	June 30,	September 30,
	2014	2013
	(Unaudited)	Audited
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$ 13,191	$ 188,068
Receivables	7,000	200
Total Current Assets	20,191	188,268

OTHER ASSETS

Demo units	25,715	-
MVNO License-net of amortization	4,860	6,480
Software License-net of amortazation	2,001	2,751
Notes receivable	-	19,982
Collateralized loan to shareholder	-	17,500
Equipment, (net of depreciation)	4,134	10,723
Total Other Assets	36,710	57,436

TOTAL ASSETS	$ 56,901	$ 245,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 22,165	$ 7,165
Due to related parties	438,100	469,672
TOTAL LIABILITIES	460,265	476,837

STOCKHOLDERS' DEFICIT

Preferred stock:
100,000,000 shares authorized, $0.001 par value
933,350 issued and outstanding less
333,350 and -0- to be cancelled	600	933
Additional paid-in capital - preferred	47,399	67,067
Common stock:
100,000,000 common shares, $0.001 par value
30,635,324 and 22,701,904 shares issued and outstanding
less 4,997,000 and 187,000 to be cancelled	25,639	22,515
Additional paid-in capital - common	6,191,634	4,767,104
Common shares pending cancellation	4,997	187
Subscriptions payable	659,473	477,782
Retained Deficit	(7,333,106)	(5,566,721)
Total Stockholders' Deficit	(403,364)	(231,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 56,901	$ 245,704

Cytta Corp. Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$ 11,500	$ 2,600	$ 11,900	$ 2,600
Cost of Goods sold	-	-	-	-

Gross margin	11,500	2,600	11,900	2,600

OPERATING EXPENSES

Professional fees	3,745	20,000	9,975	70,201
Management fees	95,325	88,237	301,385	278,442
General and administrative	367,074	67,046	1,411,489	516,226
Research and development	852	-	22,989	-

Total Operating Expenses	466,996	175,283	1,745,838	864,869

NET LOSS FROM OPERATIONS	(455,496)	(172,683)	(1,733,938)	(862,269)

OTHER INCOME (EXPENSE)
Interest income	-	358	600	1,073
Settled litigation	(33,050)	-	(33,050)	-
Interest expense	-	-	-	-
Total Other Income (Expense)	(33,050)	358	(32,450)	1,073

NET LOSS BEFORE TAXES	(488,546)	(172,325)	(1,766,388)	(861,196)

Provision for income taxes	-	-	-	-

NET LOSS	$ (488,546)	$ (172,325)	$ (1,766,388)	$ (861,196)

PER SHARE DATA:

Basic and diluted income
(loss) per common share	$ (0.02)	$ (0.01)	$ (0.07)	$ (0.10)

Weighted average number of
common shares outstanding	28,397,093	12,630,489	26,952,665	8,649,832

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,766,388)	$ (861,196)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	4,076	2,694
Issuance of common stock for services and expenses	1,100,340	173,893
Issuance of common stock to settle litigation	33,050	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(1,073)
Accounts receivable	(6,800)	(2,600)
Accounts payable and accrued liabilities	15,000	(12,334)

Net cash from operating activities	(620,722)	(700,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Demo units	(25,715)	-

Net cash from financing activities	(25,715)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes receivable	19,982	-
Loan to shareholder	17,500	-
Proceeds from stock subscriptions	-	55,000
Proceeds from stock issuances	-	294,800
From related parties	434,078	332,428

Net cash from financing activities	471,560	682,228

NET CHANGE IN CASH	(174,877)	(18,388)
CASH AT BEGINNING OF PERIOD	188,068	36,080
CASH AT END OF PERIOD	$ 13,191	$ 17,692

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$ 244,169	$ -
Common stock issued for services	$ 1,100,340	$ 173,893
Common stock issued to settle litigation	$ 33,050	$ -

CYTTA CORP.

Condensed Notes to Financial Statements

June 30, 2014 and September 30, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements. The results of operations for the period ended June 30, 2014 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RELATED PARTY NOTES PAYABLE

As of June 30, 2014 and September 30, 2013 the Company owed various related parties $438,100 and $469,672 respectively. The notes are unsecured, bear no interest and are due on demand.

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

All references in this Form 10-Q to the “Company,” “Cytta,” “we,” “us,” or “our” are to Cytta Corp.

Results of Operations

We are an early stage corporation engaged in perfecting our technological model and introducing it into the marketplace. We have generated Gross Revenues to date of $60,892 from our business operations since inception and have incurred $ 466,996 in expenses this quarter.

The following table provides selected financial data about our Company as of June 30, 2014 and September 30th, 2013, respectively.

Balance Sheet Data	June 30, 2014	September 30, 2013
Cash and cash equivalents	$13,191	$188,068
Total Assets	$56,901	$245,704
Total Liabilities	$460,256	$476,837
Shareholder Equity (Deficit)	$(56,901)	$(231,133)

Net cash used in operating activities during the quarter was $620,722

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

The Cytta ConnectTM system is a cost effective system that works with any manufacturers’ off the shelf Bluetooth enabled monitoring device and any Android Smartphone.  The Cytta Connect system works seamlessly everywhere there is cellular or satellite service.  Cytta Connect is currently implementing systems to monitor, COPD, Asthma, Diabetes, Hypertension and Obesity as well as several major causes of hospital readmission

The Company’s Medical Smartphone contains proprietary device resident or “native” programming, consisting of a “Firmware Client” or downloadable device resident application or platform for which the Company owns the software.  This application for the phones is designed to automatically receive Bluetooth data and perform autonomous control and connectivity functions utilizing the voice, data and SMS capability of the Smartphone or tablet. When the Platform is installed on the Cytta Medical Smartphone, it automatically receives the medical data and utilizes the Company’s wireless telecommunication services, to transmit the data through the cellular network to Cytta’s proprietary online or Cloud based Cytta Data repository Dashboard called the ‘Instant EMRTM’.

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

The Company had its first trial installations of the complete Cytta Ecosystems in September 2011 in the US, with two Medical Group clients wishing to utilize and or participate in the Company’s “medical monitoring ecosystem’.

In March 2012 the Company commenced its first major installation, product evaluation and Pilot program with a major medical Insurance Co/Payor.  The Company also delivered its second round of orders to its first two medical group clients. In January 2013 the Company received the final 6 Month Pilot Program Whitepaper dated September 30, 2012, independently prepared by the major medical Insurance Co/Payor with whom the Pilot program was conducted.  The conclusions of their Independent Whitepaper stated,

“This trial demonstrated the ability to significantly reduce costs for high risk patients through use of the CYTTA Connect Ecosystem.  The trial demonstrated the ability to quickly achieve cost savings, decrease resource utilization, improve care coordination, and increase adherence to evidence based guidelines.

Care costs were reduced on average by $11,078 [or $1,846 per member per month] for each trial participant.  This trial did not specifically address long term cost of care.  However, these patients were selected for the inabilities of the existing healthcare system and care coordination programs to cost effectively address their short or long term healthcare needs.  One trial participant noted he realized more value and benefit in 2 months of trial participation compared to his previous 17 months of participation in the best available care coordination services.”

The rollout of Obamacare has created great interest in the implementation of the Company’s technology.  However payment and pricing throughout the Industry is still being developed and we are still awaiting several implementation decisions by major players.

The Company has entered into an Agreement with Doctor Direct Inc. to market the Cytta Connect technology into various medical vertical submarkets.   As of June 29th, 2014 Cytta through the Doctor Direct marketing program had entered into two contracts to supply the Cytta Connect system to two family practices in Las Vegas.  The initial systems were supplied to the two practices and preliminary presentations to their clients had begun.  As of today’s date the specific backend for the medical groups has been completed and the initial client rollout is proceeding with the first devices now in the hands of the initial patients/clients.

Oil & Gas

After the completion of the technology for the medical marketplace the Company began examining other unrelated vertical markets who could utilize the Cytta Connect highway to move data from remote locations.  With the addition of the Home2Phone license and the access to the impressive collection of OrbComm satellite solutions it was determined that our “Data Highway’ could be easily utilized to provide connectivity in the worldwide O&G industry.  Working with several O&G industry partners we are currently discussing designing systems to deploy with their clients.

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

Most interestingly because of the design of the Cytta Connect Network, it can operate as a SCADA system.  SCADA is an Acronym for Supervisory Control And Data Acquisition, and is used to a computer system for gathering and analyzing real time data and then ultimately controlling the devices providing the data. Ultimately the two way data transfer capability of the Cytta Special Purpose Network makes it an ideal SCADA system.   SCADA systems are used to monitor and control a plant or equipment in industries such as telecommunications, water and waste control, energy, oil and gas refining and transportation. A SCADA system gathers information, such as where a leak on a pipeline has occurred, transfers the information back to a central site, alerting the home station that the leak has occurred, carrying out necessary analysis and control, such as determining if the leak is critical, and displaying the information in a logical and organized fashion and then sending the appropriate commands to the site causing the device to turn on, off or perform some other crucial function remotely.

General Operations

Cytta currently has limited operating costs and expenses at the present time due to our relatively new business activities. However we anticipate significantly increasing our activities as a result of the implementation of our systems in several medical markets, O&G and other markets and the installation thereof. Cytta currently has one executed transaction with a medical group and one medical group discussing implementation.  Additionally, the Company has two contracts in Las Vegas for which it is delivering systems.

We have entered into certain management and consulting contracts with our senior Officers and non-affiliated consultants who will be providing business services to the Company in administration, marketing, health care and O&G arenas. Additionally, we will be required to raise significant capital over the next twelve months, in connection with our operations resulting from our marketing Agreements. We have engaged in significant product research and development over the past years while the technology and system was being developed. The Company’s business may cause us to engage in further research and development in the foreseeable future.

We have no present plans to purchase or sell any plant or significant equipment although we will have to acquire some equipment related to the marketing Agreements. We also have immediate plans to add employees and we will continue to do so in the future as a result of the operations related to the marketing of our systems.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2014 was $13,191.

We currently have limited marketing operations however our business model is to license these activities to skilled partners in each vertical market.

We have limited funds on hand to pursue our business objectives for the near future however we cannot commence full scale operations without seeking additional funding and/or the appropriate business partners. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We have been receiving loans from shareholders, management and other related and non-related parties to pay general operating costs. As of June 30, 2014, we had $ 438,100 in loans to these individuals outstanding.

We have minimal operating costs and expenses at the present time due to our frugal business model. Currently our operating activities (technical integration and partner development) in the healthcare and O&G arena are conducted by our senior Officers and engaged consultants who earn equity in the Company for their endeavors.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses and to further develop our operations. This financing may take the form of additional sales of our equity or debt securities to, or loans from, stockholders, or from our officers and directors or other individuals. There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management and accounting consultants, including our principal executive officer and chief financial officer, Gary Campbell, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business, including non-material litigation from terminated officers, employees and or consultants. We were a party to a non-material lawsuit in which the Company had filed extensive cross complaints.  The Company settled with one of the Complainants (Mr. Howdy Kabrins) for a minor number of shares and cancellation of shares previously issued to him. The other two Complainants, (Mr. Stephen Spalding and Mr. Michael Stiege) complaints were Dismissed with prejudice and we secured Judgment against each of them and their Companies on our Cross Complaints.  Counsel for the Company is applying to Court to determine the quantum of damages which the Company will be receiving.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13th, 2014, the Company issued 3,866,648 common shares of its $0.001 par value common stock for cash, services and debt, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The Company issued the stock certificates and affixed the appropriate legends to the restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

a)

On July 9th, 2014 the Company entered into a Letter of Intent with EraStar, Inc., a Las Vegas based marketing business, to merge the two Companies. The Letter of Intent is not binding on either party; however the two Companies continue to move towards the execution of a final definitive merger agreement.

b)

On August 18th, 2014 the Company entered into an agreement with Mr. William Nance to provide general accounting and audit advice to the Company and to assist management in conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, and further advising management as to whether the financial and accounting information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported accurately and appropriately and (ii) is accumulated and communicated to our management, appropriately and in the correct form to allow timely decisions regarding required disclosure.  Mr. Nance has been so advising the Company and its Officers since that date.

c)

As of May 12th, 2014 the Company has returned 4,997,000 common share certificates to our transfer agent, Island Stock Transfer for cancellation and has noted this on our June 30, 2014 Interim Financial Statements.  Island has advised the Company that additional documentation will be required, which the Company is in the process of preparing.  The Company anticipates that the cancellation, and subsequent reduction in issued common shares, will occur before the year end of September 30, 2014.

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

Dated: August 29, 2014

By:/s/ Gary Campbell

Gary Campbell

Chief Executive and Financial Officer