Form 10-Q/A
period 2014-06-30
CYTTA CORP.
filed 2017-06-06
CIK 1383088

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 26th, 2014, there were 30,635,324 shares of the issuer’s common stock, par value $0.001 outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the six months ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 29, 2014 (the “Original Form 10-Q”) this corrects our previous disclosure that the Company was a reporting issuer when we were in fact a “voluntary filer”. A “voluntary filer” is a public company which is not required to file reports such as the 10-Q, 10-K and 8-K under the Securities Exchange Act of 1934.  The Voluntary Filer companies will still file those reports, but without the obligation to do so under Section 15(d) or Section 13(a) of the Exchange Act.

(i)

Our answer to the above Header disclosure from “Yes” to “No”; “Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o  No x

(ii)

Our answer to the above Header disclosure to remove the check mark and leave blank the box indicating we were a “Smaller reporting company”.  “Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company o

No other sections of the 10-Q were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

Dated: June 6, 2017

By:/s/ Gary Campbell

Gary Campbell

Chief Executive and Financial Officer