Form 10-K
period 2021-09-30
CYTTA CORP.
filed 2022-01-12
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2021

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-257458

CYTTA CORP.
(Exact name of registrant as specified in its charter)

Nevada	7389	98-0505761
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

5450 W Sahara Ave Suite 300A

Las Vegas, NV 89146

(702) 900-7022

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicated by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2021, was $25,297,367 (computed using the closing price of the common stock on March 31, 2021, as reported by OTCMarkets.com).

As of December 27, 2021, 302,486,627 shares of common stock of the registrant were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

PART I

Item 1. Description of Business

Organization

Cytta Corp. (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Since 2014, Cytta has focused on developing and marketing video compression-based software and hardware products, using technology based upon the SUPR (Superior Utilization of Processing Resources) video compression codec/algorithm and our IGAN (Incident Global Area Network) incident command system. Cytta currently develops, markets, and distributes proprietary video streaming products and services that improve how video is streamed, consumed, transferred, and stored in enterprise environments.

Cytta’s primary business focus is the development of video streaming products and services that utilize our SUPR compression codec/algorithm, our IGAN Incident Command System (ICS) and our related industry experience. We design and develop innovative and effective video compression-based software, and hardware products utilizing our software and video-streaming technological knowledge. We also offer a combination of technical and consulting services, proprietary software products, hardware products utilizing our software and system integration team to meet the needs of customers. Cytta places extreme value on satisfying our customers’ needs with innovative well-engineered, high-quality products and service solutions.

Cytta’s proprietary SUPR Intelligence, Surveillance and Reconnaissance (ISR) technology is built around our SUPR proprietary video codec, the technology at the core of our products. SUPR is explicitly designed for streaming HD, 4K, and higher resolution video while significantly reducing required technical resources.

Cytta’s IGAN Incident Command System (ICS) system seamlessly streams and integrates all available video and audio sources during emergencies, enabling sharing of multiple video and audio inputs. The IGAN ICS introduces immediate real-time video and audio situational awareness, which is valuable for police, firefighters, first responders, emergency medical workers, industry, environmental and emergencies, security, military, and all their command centers in any emergency.

We have created advanced video compression, video/audio collaboration software, and portable hardware systems that solve real world problems in large markets. We believe our products will enable and empower the world to consume higher quality video anywhere, anytime. Our ultimate goal is to deliver such high-quality video that it is not discernible from reality with the naked eye creating ‘Reality Delivered’ for the Metaverse.

Our corporate website is located at http://cytta.com/, and the contents of our website are expressly not incorporated herein.

Corporate Matters

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of September 30, 2021, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at anytime by the holder. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. During the year ended September 30, 2021, the Company sold 13,650,000 shares of Series E Preferred Stock at $0.05 per share and received $682,500. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. The Series E Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days.

Products

SUPR (Superior Utilization of Processing Resources) Product

Cytta’s proprietary, secure video compression technology offers, what we believe is, superior streaming in HD/4K/8K as compared to common open standard codec/algorithms. SUPR is an entirely unique, ground-up design that is a patented software codec/algorithm for video compression, which operates differently from MPEG-based codec/algorithms (H.264, H.265, VP9). SUPR performs exceptionally well in bandwidth-challenged environments where other video compression solutions cannot operate or do so poorly.

SUPR delivers video streaming for airborne ISR (Intelligence, Surveillance, and Reconnaissance) applications including environments where video streams are transmitted beyond line-of-sight. By utilizing a SUPR-enabled encoder onboard an aircraft, video can be securely streamed in high-definition to a SUPR-enabled decoder. Compared to MPEG-based video compression solutions, SUPR offers the following technological advantages:

•	Clear and superior imagery in lower bandwidths

•	Lossless video stream

•	Lower video latency

•	Proprietary video stream

•	Fewer instances of blocking artifacts and pixilation issues as compared to MPEG-based codec/algorithms (H.264, H.265, VP9) and alternatives

•	Processor operates more efficiently (SUPR utilizes only 2% of calculations per pixel vs. MPEG-based codec/algorithms (H.264, H.265, VP9)

•	Computer runs cooler during compression due to less processor-intense operation

IGAN (Incident Global Area Network) Product

The IGAN (Incident Global Area Network) ICS (Incident Command System) system is designed to deliver communications composed of multiple streams of voice and video delivered with low latency and viewable by multiple parties over one unified secure communication system. IGAN seamlessly streams all relevant video and audio into a single web (or mobile app) interface. It is designed to work as a common interface for daily operations or can scale up to support hundreds of participants from separate organizations during an emergency. IGAN connects people-to-people, people-to-groups, and facilitates conferences independent of device or location. IGAN offers a distributed and easily customized solution for integrating disparate communications systems in multiple locations into a seamless and rapidly re-configurable solution.

IGAN’s distributed platform architecture allows individual communications systems to be located anywhere that a network connection can be established, and the interconnection of these systems can be controlled from any location or multiple locations. The robust platform is fully redundant such that if a site is lost, a backup is immediately established. IGAN is an IP-software multi-channel / multi-access communications and tactical conferencing solution for professional and mission critical applications. The solution is highly scalable to multiple users, and supports multiple channels and conferences.

IGAN is a secure, advanced ICS (Incident Command System) offering low latency, multidirectional communications, integrating multiple video and voice devices including video cameras, smartphones, tablets, computers, bodycams and 2-way radios. IGAN is a tool for video collaboration when requiring the integration of video feeds from sUAS (Small Unmanned Aerial Systems) unmanned drone operations and any other video source. IGAN is designed to upload a video feed in real-time. It then allows remote participants to not only see low latency remote aerial video, but to guide flight and other source video instruction such as video zoom on a target or areas of inspection.

The IGAN ICS system resides in Cytta’s secure cloud or can be privately hosted on a customer’s server. The IGAN hosting architecture is offered two ways:

•	Cytta Cloud; where we manage (but do not store) daily operations.

•

Customer Hosted; where we provide clients with a stand-alone server fully integrated with IGAN software, or we can install on an existing server within the client’s network. IGAN can also be installed in a mobile command vehicle making it a completely mobile solution for remote incident communications.

IGAN operating through Cytta’s secure cloud offers secure FIPS (Federal Information Processing Standard) 140-2 and is CJIS (criminal justice information services) compliant.

IGAN offers the following technical advantages:

•	Creates a unified communications system for sharing video and voice using advanced compression and SIP (Session Initiation Protocol) technologies.

•	No client application program is required. Utilizes a web browser to join an IGAN session.

•	Multiple device flexibility in that any video device, 2-way radio, etc. can be added

•	Offers secure FIPS 140-2 and CJIS compliance

CYTTA PRODUCT LINES

The video compression and streaming product lines are comprised of three main types of products, each aimed at the different phases of selling to and supporting the customer.

Custom Software Development

Custom software development is a type of professional service product. Using software development and product management staff, solutions are created that are either based on a packaged system (and therefore are extensions of an existing product), or are new workflow systems that are intended to work stand alone or possibly in conjunction with other packaged products. Custom software is also developed to add future support to a customer’s system that is not being addressed via standard product upgrades or follow-on product development. Recent examples include adding specific configuration files to a customer’s SUPR software hardware product. Our custom software solutions are compatible with packaged systems, which is accomplished through the use of the common underlying software platform.

Software Maintenance Plans (SMPs)

Our products follow industry norms for high-end software systems. SMPs (Software Maintenance Plans) are comprised of service promises and software upgrades such as the following:

•	Phone, e-mail and back-office technical support

•	Onsite troubleshooting

•	Software maintenance releases

•	Software upgrades

Integrated Portable Hardware/Software Systems

Our combined products are designed and built to create complete and integrated systems that are marketed to provide complete portable solutions to client requirements. Our integrated hardware/software products bring advantages to HD, 4K and 4K+ wireless live video streaming and a centralized video/audio interaction system to a variety of industries.

Competition

Current and new competitors may be able to develop and introduce better or more desirable products in advance of us or at a lower cost. In addition, some of our current and potential competitors have longer and/or more established operating histories, greater industry experience, greater name recognition, established customer bases, and significantly greater financial, technical, marketing and other resources than we do. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and regulations, and our competitors’ innovations by continually working to improve the design of our products, enhancing our products, as well as improving and increasing our marketing and distribution channels. Increased competition could result in a decrease in the desirability of our products, a decrease in the use of our products by customers, loss of market share and brand recognition, and a reduction in the projected revenues from our products. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

Intellectual Property

The original SUPR compression codec/algorithm and related industry knowhow and experience was acquired from Michael Collins, our current Chief Technology Officer, in 2013. Our current SUPR software codec/algorithm video compression technology is wholly owned by Cytta and is sold and licensed to customers, in all product configurations free of any encumbrances or limitations (other than normal software security requirements).

Research and Development

To maintain our level of continuous innovation, the Company conducts numerous internal Research and Development projects. Additionally, the unique needs and applications of our customers require that we conduct research and development and engineering in order to provide them with the needed solutions and products.

Employees

We currently employ seven (7) independent contractors in the United States to conduct our operations. The Company contracts with various independent contractors and consultants to fulfill additional needs, including accounting, investor relations, business development, permitting, and other corporate functions, and may increase staff further as we expand activities and bring new projects to market.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company and are not required to include disclosures under this item. However, the following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment.

There is substantial doubt about our ability to continue as a going concern.

The Company sustained losses during the years ended September 30, 2021 and 2020, and the Company had an accumulated deficit of in excess of $22,000,000 as of September 30, 2021. These conditions factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

Our growth plan is based upon Management’s projection of what may happen in the future, and such predictions may not occur.

Our growth plan is based upon management’s projections of estimated available cash flow, expenses, revenue, revenue over profit, earnings before interest, taxes and depreciation, sales cycle time and other measures of projected economic performance. These projections are made in Management’s view of what may happen in the future, and are not based upon historical projections. Projections or predictions of future events may not occur and actual results may differ materially from those expressed in or implied by such forward-looking statements.

Our lack of operating/sales history makes it difficult to evaluate our future prospects.

The Company was formed on May 30, 2006. Since July 2009, substantially all of the Company’s efforts have been devoted to designing and developing its technologies and products. The Company has currently generated limited sales revenue from the sale of its products. Accordingly, the Company has a limited operating history, which makes it difficult to evaluate the Company’s business and future prospects. An investor should consider and evaluate the Company’s prospects in light of the risks and uncertainties frequently encountered by companies introducing new products in intensely competitive markets.

Investors may lose their entire investment if we fail to implement our business plan.

Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of ongoing revenue streams, a competitive market environment, and lack of brand recognition. If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and OTC Link rules, and regulations governing our technologies and data protection are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Also, while there is limited regulation of our business at the state and federal level, any change to such regulation could adversely affect our business. Also, our clients are often tightly regulated governments or government agencies, and their ability to pay us or our ability to provide services may be impacted by changes in regulations and laws applying to them, which restrict the types of vendors they contract with. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our business may be materially impacted and our reputation may be harmed.

We will require additional financing to accomplish our business strategy.

We require substantial working capital to fund our business development plans, and we expect to experience significant negative cash flow from operations for at least the next six (6) months. We currently estimate that current available capital will be sufficient to meet our anticipated capital needs through March 31, 2022. Depending upon sales volume generated by our business during that time, we also anticipate the possibility of having to raise additional funds in order to achieve our plans and accomplish our immediate and longer-term business strategy. These additional funds likely will be raised through the issuance of Company’s securities in debt and/or equity financings. If we are unable to raise these additional funds on terms acceptable to us, we will be required to limit our expenditures for continuing our product development activities and expanding our sales and marketing operations, reduce our work force, or find alternatives to fund our business on terms that are not as favorable to the Company. Any such actions would impair our product development and expansion plans, reduce potential revenues, increase operating losses, and adversely affect the value of the Company.

Our success depends on the reception by market for our technology products.

Our ability to generate revenues will depend significantly on our ability to attract a sufficient number of users of the Company’s IGAN ICS and SUPR ISR video-compression products. If we are unable to successfully market our products to our target markets and gain a sufficient number of users, any future revenues will be significantly impacted. In addition, any factors adversely affecting the demand for, or market acceptance of, our products could materially reduce our revenues and result in adverse market perceptions of our Company and its products.

We face significant competition.

We believe that our success will depend heavily upon achieving market acceptance of our IGAN ICS and SUPR ISR compression products before our competitors introduce more advanced competing products. Current and new competitors, however, may be able to develop and introduce better or more desirable products in advance of us or at a lower cost. In addition, some of our current and potential competitors have longer and/or more established operating histories, greater industry experience, greater name recognition, established customer bases, and significantly greater financial, technical, marketing and other resources than we do. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and regulations, and our competitors’ innovations by continually working to improve the design of our products, enhancing our products, as well as improving and increasing our marketing and distribution channels. Increased competition could result in a decrease in the desirability of our products, a decrease in the use of our products by customers, loss of market share and brand recognition, and a reduction in the projected revenues from our products. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

If we do not build brand awareness and brand loyalty, our business may suffer.

Due in part to the substantial resources available to many of our competitors, our opportunity to achieve and maintain a significant market share may be limited. The importance of brand recognition will increase as competition in our market increases. Successfully promoting and positioning of our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer reliable and desirable products at competitive rates, and customer perceptions of the value of our products. If our planned marketing efforts are ineffective or if customer perceptions change, we may need to increase our financial commitment to creating and maintaining brand awareness and loyalty among customers, which could divert financial and management resources from other aspects of our business or cause our operating expenses to increase disproportionately to our revenues. This would cause our business and operating results to suffer.

Our success depends in large part on the continuing efforts of a few individuals and our ability to attract, retain and motivate new personnel to expand our operations.

We depend substantially on the continued services and performance of our existing management team, and we do not currently have formal employment agreements with them, and there is no guarantee that they will continue to be employed by us in the future. The loss of services of any of our non-long term current management team could hurt our business and our financial condition, and results of operations could suffer. Our success also will depend on our ability to attract, hire, train, retain and motivate other skilled technical, managerial, sales and marketing, and business development personnel. Competition for such personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage, maintain and expand our business could suffer.

Supply limitations may adversely affect our operations.

Our business strategy depends, to a significant extent, on the availability of relatively stable prices for costs of creative and technical contract workers used in the design, update and creation of our products. As a small company, we may not have much leverage in dealing with these third parties with respect to timeliness of delivery, costs, or quality or quantity of supplies or services. Our inability to acquire quality supplies or services in sufficient quantity and/or on a timely and/or cost-effective basis could materially adversely affect our financial performance.

Our success depends in significant part on our ability to develop and introduce innovative and competitive products. Our ability to compete and to achieve and maintain profitability depends significantly on our ability to protect our product designs through obtaining and enforcing patent rights, obtaining trademark and copyright protection, maintaining our trade secrets, and operating without infringing the intellectual property rights of others.

We also rely on trade secret protection for our confidential and proprietary information. The Company protects its trade secrets through access control as well as confidentiality and non-disclosure agreements with its employees, consultants and advisors. These agreements, however, may be breached, and the Company may not have adequate remedies for such a breach. In addition, the Company’s trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether the Company’s reliance on trade secret protection will be adequate to safeguard its confidential and proprietary information.

Our ability to obtain and defend our patent position and to maintain our trade secrets will have a significant effect on the success of the Company. Although we intend to pursue patent protection and to aggressively enforce any issued patent against infringement by third parties, our ability to do so is dependent on our financial condition. Such efforts usually are both time consuming and consume significant financial resources. If third parties either challenge the Company’s patents, claim ownership of any Company intellectual property (including but not limited to design patents), proceed to make competitive products using the Company’s patents or other intellectual property, or in any other way impinge on the Company’s proprietary rights, substantial Company resources, in both time and money, are likely to be consumed. If any infringement claims against the Company are resolved unfavorably to the Company, we could be (a) enjoined from manufacturing or selling our products, (b) required to pay damages, (c) required to develop new designs, and/or (d) required to acquire licenses to intellectual property that are the subject of the infringement claims. These licenses, if required, may not be available on acceptable or commercially reasonable terms, or at all. As a result, intellectual property claims, whether initiated by us against third parties or asserted against us by others, could have a material adverse effect on our business, financial condition and operating results.

A small group of Company officers and directors hold a majority of the control of the Company.

As of January, 5, 2022, the Company’s executive officers and directors beneficially owned approximately 37% of the Company’s outstanding common stock. Additionally, we have issued 50,000 shares of Series D Preferred Stock to our CEO and member of the Board of Directors, Gary Campbell, which shares entitle Mr. Campbell to two-thirds of the total votes of all outstanding capital stock of the Company. By virtue of such stock ownership, our CEO is able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

Our officers and directors may have conflicts of interest.

Our officers and directors will devote such time as they deem necessary to the business and affairs of the Company. In most companies, there are certain inherent conflicts between the officers and directors and the investors which cannot be fully mitigated. Our directors and officers have interests in other businesses, and/or provide consulting or other services for their individual benefit and account. Because the officers and directors will engage in operations independent of the Company, some of these activities may conflict with those of the Company. The officers and directors thus may be placed in the position where their decisions could favor their own operations or other operations with which they are associated over those of the Company. The officers and directors of the Company are free to engage generally in business for their own account in addition to any participation arising out of the Company’s activities.

Our ability to protect our intellectual property is crucial to our operations.

Our success will depend in significant part on our ability to maintain intellectual property and maintain protection for our products and processes in order to preserve our trade secrets and proprietary technology and establish brand identity and to operate without infringing upon the patents, trademarks or proprietary rights of third parties in the United States and other countries. It is also possible that others could successfully sue the Company for violating their rights in such types of technology. In either case, such litigation can be expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small enterprise such as ours. It is also possible that our competitors will develop products using a technology that would provide the same end results, without violating our intellectual property rights. Failure to obtain or subsequent loss of our intellectual property protection could seriously harm our business.

Our products could become obsolete.

Technological obsolescence of our technologies and products is always a possibility. There is no assurance that our competitors will not succeed in developing related products using similar processes and marketing strategies, or that they will not develop technologies and products that are more effective than any which we are developing or will develop. Our ability to compete will depend on the continued timely enhancement and development of technologies and products. There is no assurance that we will be able to keep pace with technological developments or that our products will not become obsolete.

Our initial product introductions could result in increased costs in the future.

Because we are still in the initial phase of introducing our initial SUPR and IGAN products to the market, we do not know whether there will be design defects or problems with programming, which we are not currently aware of but which could be identified by our customers, which problems could delay future sales, or result in product redesign, recall or repair, and, ultimately, loss of market share, and any of which could have a material adverse effect on our financial performance.

Difficult economic conditions could harm our business.

The coronavirus pandemic and consequent societal disruptions resulting therefrom could continue to adversely impact our operations, supply chains and distribution systems and demand for our products and services. Global, national, and local economic conditions continue to be challenging in the aftermath of the COVID-19 pandemic. Although the economy appears to be recovering in some areas of the USA and in some countries, it is not possible for us to predict the extent and timing of any improvement in economic conditions which would lead to greater demand for our software. A continued economic downturn could adversely impact our business in the future by causing a decline in demand for our software as our life science customers seek to cut costs, particularly if the economic conditions are prolonged or worsen. In addition, such poor economic conditions may adversely impact our access to capital, which is needed for us continue operations as we have relatively low levels of working capital.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our customers, support them and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware or software failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain significant inaccuracies. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our participants and providers and hinder our ability to provide services, retain and attract participants, manage our participant risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate participant needs and expectations, enhance the participant experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver technology systems that support our business processes in a cost-efficient and resource-efficient manner, including through maintaining relationships with third-party providers of technology. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater participant engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. Our failure to effectively invest in and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

Our common shares will be subject to the “Penny Stock” Rules of the SEC, and the trading market in our securities will be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Investors may never receive cash distributions, which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

We have issued Series D Preferred Stock, whose holders have rights superior to investors in our Common Stock.

We have issued 50,000 shares of Series D Preferred Stock to our CEO and member of the Board of Directors, Gary Campbell. While each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock, the Series D Preferred Stock is super-voting preferred stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Company capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Company, meaning that the holders of the Series D Preferred Stock have two-thirds of the total votes associated with the capital stock of the Company.

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

If an established market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including potential investors’ anticipated feeling regarding our results of operations; increased competition; and our ability or inability to generate future revenues. In addition, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, commodity prices, or international currency fluctuations. Additionally, stocks traded on the OTC Link are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We could potentially need to sell shares in the future, which would result in a dilution to our existing shareholders.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in Cytta is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required. The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders. The price of each share outstanding common share may decrease in the event we sell additional shares.

Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are “penny stocks” and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers including: disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

Current and future legal action would cause our costs to increase.

On November 24, 2020, Lee Skoblow (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contends that the Company had breached an agreement. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and also contended that in fact the Plaintiff owed money to Cytta having breached an earlier services agreement, of limited scope and duration, and other obligations owed to Cytta, and was liable for defaming Cytta in various communications he had sent to certain persons or entities prior to his demand being asserted. Management intends to contest the matter vigorously.

Other than the above, there are presently no legal actions pending against the Company or to which it or any of its property are subject, nor to its knowledge are any such proceedings contemplated. However, the above legal proceeding and any other legal action in the future will result costs of defense that would be variable and would be expected to increase as compared to historic legal expenses incurred by the Company. Additionally, the Company anticipates a general increase in legal counsel cost going forward due to the increased compliance costs of running a public company and the legal work that may be necessary for implementing the Company’s business plan of expansion.

In the event of an investor’s life crisis, the Board may not buy back shares from the investor.

If crisis occurs, such as death of investor spouse or family member, at the request of the investor, Board of Directors may meet to discuss the possibility of buying back shares from investor, but is not required to do so.

All of these risks are uncertain, and there may be other risks that we have not identified.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

Unless we file a registration statement on Form 8-A, which we have no obligation to file, we will not be a fully reporting company but will only comply with the limited reporting requirements of Securities Exchange Act of 1934 (“Exchange Act”) requiring us to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. We would not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors,” excluding securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that unless we file a Form 8-A, access to information regarding our business and operations will likely be limited.

As a result of the effectiveness of our registration statement last filed with the SEC on October 18, 2021 (declared effective by the SEC on November 2, 2021), we are subject to the limited reporting requirements of the Exchange Act identified above (i.e., annual, quarterly and material events). Except during the fiscal year that our registration statement became effective (the fiscal year ending September 30, 2022), even these limited reporting obligations would be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (which we have no obligation to file). We would then no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate or other properties. Our corporate headquarters are located at 5450 W Sahara Avenue, Suite 300A, Las Vegas, Nevada, 89146. The Company manages all operations from within approximately 500 square feet of leased space located at this address.

ITEM 3. LEGAL PROCEEDINGS.

On November 24, 2020, Lee Skoblow (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contends that the Company had breached an agreement. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and also contended that in fact the Plaintiff owed money to Cytta having breached an earlier services agreement, of limited scope and duration, and other obligations owed to Cytta, and was liable for defaming Cytta in various communications he had sent to certain persons or entities prior to his demand being asserted. Management intends to contest the matter vigorously.

Other than the above, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock currently trades on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CYCA”.  The closing price of our common stock on January 5, 2022, was $0.335.

The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended September 30, 2021 and 2020:

	For the Years Ended September 30,
	2021		2020
	High	Low	High	Low

First Quarter	$0.097	$0.07	$0.035	$0.0141
Second Quarter	$0.168	$0.052	$0.031	$0.0172
Third Quarter	$0.2358	$0.134	$0.0425	$0.02
Fourth Quarter	$0.1301	$0.0876	$0.1295	$0.045

____________

Source: www.otcmarkets.com

The Company’s transfer agent is is Securities Transfer Corporation. It is located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093. Its phone number is (469) 633-0101. Its website is www.stctransfer.com.

Holders

As of September 30, 2021, the Company had 296,236,627 shares of our common stock issued and outstanding held by 195 holders of record.

Recent Sales of Unregistered Securities

On November 2, 2020, the Company issued 13,500,000 shares of restricted common stock to a third- party in exchange for services provided. The shares were valued at $0.07 per share.

On November 12, 2020, the Company issued 1,680,000 shares of restricted common stock to a related party in exchange for $42,000 of capital stock to be issued. The shares were valued at $0.025 per share.

On November 12, 2020, the Company issued 7,200,000 shares of restricted common stock to a related party in exchange for $180,000 of capital stock to be issued. The shares were valued at $0.025 per share.

On November 12, 2020, the Company issued 8,400,000 shares of restricted common stock to a related party in exchange for $210,000 capital stock to be issued. The shares were valued at $0.025 per share.

On January 13, 2021, the Company issued 1,000,000 shares of restricted common stock to a third-party investor in exchange for $25,000. The shares were issued at $0.025 per share.

On March 15, 2021, the Company issued 450,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $22,500. The shares were issued at $0.05 per share.

On March 15, 2021, the Company issued 1,250,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $62,500. The shares were issued at $0.05 per share.

On March 15, 2021, the Company issued 500,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $25,000. The shares were issued at $0.05 per share.

On March 17, 2021, the Company issued 500,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $25,000. The shares were issued at $0.05 per share.

On March 17, 2021, the Company issued 1,000,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $50,000. The shares were issued at $0.05 per share.

On March 17, 2021, the Company issued 200,000 shares of Series E Preferred Stock to a third- party investor in exchange for $10,000. The shares were issued at $0.05 per share.

On March 19, 2021, the Company issued 500,000 shares of Series E Preferred Stock to a third- party investor in exchange for $25,000. The shares were issued at $0.05 per share.

On March 24, 2021, the Company issued 500,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $25,000. The shares were issued at $0.05 per share.

On March 24, 2021, the Company issued 1,000,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $50,000. The shares were issued at $0.05 per share.

On March 24, 2021, the Company issued 200,000 shares of Series E Preferred Stock to a third- party investor in exchange for $10,000. The shares were issued at $0.05 per share.

On March 24, 2021, the Company issued 500,000 shares of Series E Preferred Stock to an existing Company investor in exchange for $25,000. The shares were issued at $0.05 per share.

On March 26, 2021, the Company issued 500,000 shares of Series E Preferred Stock to a third- party investor in exchange for $25,000. The shares were issued at $0.05 per share.

On March 29, 2021, the Company issued 100,000 shares of Series E Preferred Stock to a third- party investor in exchange for $5,000. The shares were issued at $0.05 per share.

On April 5, 2021, the Company issued 100,000 shares of Series E Preferred Stock to a third- party investor in exchange for $5,000. The shares were issued at $0.05 per share.

On April 12, 2021, the Company issued 500,000 shares of Series E Preferred Stock to a third- party investor in exchange for $25,000. The shares were issued at $0.05 per share.

On April 12, 2021, the Company issued 100,000 shares of Series E Preferred Stock to a third- party investor in exchange for $5,000. The shares were issued at $0.05 per share.

On May 17, 2021, the Company issued 250,000 shares of restricted common stock to a third-party investor, in exchange for consulting services provided to the Company. The shares were valued at $0.025 per share.

On May 17, 2021, the Company issued 250,000 shares of restricted common stock to a third-party investor, in exchange for consulting services provided to the Company. The shares were valued at $0.025 per share.

On May 17, 2021, the Company issued 250,000 shares of restricted common stock to a third-party investor, in exchange for consulting services provided to the Company. The shares were valued at $0.025 per share.

On May 17, 2021, the Company issued 2,000,000 shares of restricted common stock to a third-party investor, in exchange for consulting services provided to the Company. The shares were valued at $0.149 per share.

Dividends

We have never declared dividends or paid cash dividends on our common stock, and our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Securities authorized for issuance under equity compensation plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations for the years ended September 30, 2021 and 2020:

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated:

	2021	%	2020	%

Revenue	$94,626	100.0	$48,531	100.0
COGS	$41,872	44.3	$24,037	49.6
Gross Profit	$52,754	55.7	$24,476	50.4

Operating Expenses	$2,625,302	2,774.4	$1,289,826	2,658.7

Operating Loss	$(2,572,548)	-2,718.7	$(1,265,350)	-2,608.3

Net Loss	$(2,593,537)	-2,740.8	$(1,266,844)	-2,611.3

Revenues consist of hardware imbedded with our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues increased for the year ended September 30, 2021 by $46,113 from the year ended September 30, 2020, due to additional customer sales. Gross profit increased due to the increase in sales for the year ending September 30, 2021. Operating expenses increased by $1,335,476 for the year ended September 30, 2021 over 2020 as shown in the table below:

	September 30,
Description	2021	2020	Increase
Stock based expenses	$1,365,667	$701,641	$664,026
Professional fees	196,317	24,825	171,492
Consulting expenses (excluding stock expenses)	166,823	18,007	148,816
Related party expenses (excluding stock expenses)	492,579	371,760	120,819
Depreciation expense	40,866	6,472	34,394
Equipment and demo expenses	69,035	8,779	60,256
General and Administrative officers	113,285	39,579	73,706
Auto, Travel and Meals and Entertainment	70,142	47,894	22,248
Rent expense	16,732	16,146	586
Bad debt expense	20,040	8,000	12,040
Other operating expenses	73,816	46,723	27,093
Total Operating expenses	$2,625,302	$1,289,826	$1,335,476

The following tables set forth key components of our balance sheet as of September 30, 2021 and 2020.

	2021	2020

Current Assets	$1,102,449	$1,441,288

Property and Equipment	$170,605	$143,058

Total Assets	$1,273,054	$1,584,346

Current Liabilities	$406,810	$584,440

Total Liabilities	$406,810	$584,440

Stockholders’ Equity	$866,244	$999,906

Total Liabilities and Stockholders’ Equity	$1,273,054	$1,584,346

Liquidity and Capital Resources

As of September 30, 2021, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. Since September 30, 2021, the Company has raised $2,963,750 from the sale of 59,270,000 shares of Series F Preferred Stock.

For the year ended September 30, 2021, we primarily funded our business operations with $682,500 of proceeds received pursuant to the sale of 13,650,000 shares of Series E Preferred Stock at $.05 per share and $25,000 from the sale of 1,000,000 shares of common stock at $0.025 per share.

As of September 30, 2021, we had cash of $173,196 as compared to $847,646 at September 30, 2020. As of September 30, 2021, we had current assets of $1,102,449 and current liabilities of $406,810, which resulted in working capital of $695,639. The current liabilities are comprised of accounts payable, accrued expenses, dividends payable and stock to be issued.

In December 2019, a novel strain of coronavirus (COVID-19) emerged. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Operating Activities

For the year ended September 30, 2021, net cash used in operating activities was $1,313,536 compared to $233,952 for the year ended September 30, 2020. For the year ended September 30, 2021, our net cash used in operating activities was primarily attributable to the net loss of $2,593,537, adjusted by stock-based compensation of $1,365,667 and depreciation of $40,866. Net changes of $126,533 in operating assets and liabilities increased the cash used in operating activities.

For the year ended September 30, 2020, net cash used in operating activities of $233,952 was primarily attributable to the net loss of $1,266,844, adjusted for non-cash expenses of stock- based expenses of $701,641 and depreciation of $6,472, and net changes of $324,779 in operating assets and liabilities.

Investing Activities

For the year ended September 30, 2021, the net cash used in investing activities was $68,414, compared to $133,456 for the year ended September 30, 2020. The expenditures were for the purchases of office furniture and equipment, including the purchase of and customization of a vehicle.

Financing Activities

For the year ended September 30, 2021, net cash provided by financing activities was $707,500, compared to $1,198,000 for the year ended September 30, 2020. During the year ended September 30, 2021, we received $682,500 of proceeds received pursuant to the sale of 13,650,000 shares of Series E Preferred Stock at $0.05 per share and $25,000 from the sale of 1,000,000 shares of common stock at $0.025 per share.

For the year ended September 30, 2020, net cash provided for financing activities was $1,198,000 and was comprised of the $975,000 from the sale of 44,600,000 shares of common stock at $0.025 per share and the Company receiving $223,000 for stock to be issued.

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $1,200,000. As of September 30, 2021, the Company had $173,196. Since September 30, 2021, the Company has raised $2,963,750 from the sale of 59,270,000 shares of Series F Preferred Stock. Management believes the working capital is sufficient to meet its’ ongoing commitments for the next year and to begin executing on its’ business plan.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods and component parts. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Inventory as September 30, 2021, and 2020, was $78,765 and $34,199, respectively.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of a straight-line method over the estimated useful lives of the assets.

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

Vehicles and equipment 5 years

Software 3 years

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. Other than The Company has no outstanding contracts with any of its’ customers. The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

Stock-Based Compensation

The Company accounts for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”)(ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123(R) (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Earnings (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F1-F30 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation were performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of September 30, 2021, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
●

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of September 30, 2021, as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider using third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers.

The names and ages of our directors and executive officers are set forth below. Also included is their principal occupation(s). Our By-Laws provide for up to four directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Gary Campbell	67	CEO, CFO, Secretary and Director
Erik Stephansen	57	President and Director
Michael Collins	51	Chief Visionary Officer/CTO
Michael Chermak	62	Chief Administrative Officer

Gary Campbell, CEO, CFO, Secretary and Director

Mr. Campbell, age 67, was President, Secretary and Director of Cytta from 2010 to 2013. In 2013, Mr. Campbell became CEO and CFO, as well as Secretary and Director, a status he maintains today. Since joining Cytta, Mr. Campbell has led the development of Cytta’s video compression and remote patient monitoring technology. Mr. Campbell has over 30 years’ experience in leadership roles in the technology industry. Mr. Campbell has degrees in both Commerce and Law from the University of British Columbia, Canada.

We believe that Mr. Campbell’s legal and business expertise and background experience, along with his direct experience as our CEO, gives him valuable insight into coordinating the oversight of the Company and makes him a valuable member of our Board of Directors.

Erik Stephansen, President and Director

Mr. Stephansen, age 57, joined Cytta as President and Director in 2013. Mr. Stephansen assists with the development and integration of Cytta technologies. Mr. Stephansen is also currently CEO and President of LAM Aviation, a FAA technology partner developing Angle-of-Attack and Loss of Control prevention wing systems.

Previously, Mr. Stephansen worked in Private Equity advising buyers on technology integration. Mr. Stephansen is a Business Economics graduate of University of California, Santa Barbara, with specialized studies from UC Berkeley and advanced engineering Certificates from Stanford University.

We believe that Mr. Stephansen’s business, economics, and technology industry experience, along with his service as our President and as CEO of LAM Aviation, make him a valuable member of our Board of Directors.

Michael Collins, Chief Technology Officer

Mr. Collins, age 51, currently leads the Cytta SUPR ISR and IGAN ICS design and implementation team. Mr. Collins, works directly with the technical team responsible for all updates and revisions to the products and the underlying algorithms. Mr. Collins has over 20 years of experience in developing, designing, integrating and operating digital imaging, network and telecommunications technologies. Mr. Collins also has extensive film and imaging experience including working in the entertainment industry in video and digital image production. From March of 2016 through June of 2018, Mr. Collins was Technical Field Supervisor and Business Development Manager for All Mobile Video, LLC, in June of 2018, Mr. Collins joined the Company as Director Digital Media, and in June of 2019, Mr. Collins became the Company’s Chief Technology Officer. Mr. Collins also served for many years as an active volunteer fireman, and emergency medical technician (EMT), volunteering as part of the US First Responder network.

Michael Chermak, Chief Administrative Officer

Mr. Chermak, age 62, has 30 years of experience in leadership roles in the healthcare industry. He has served as the Chief Administrative Officer of Cytta Corp. since April 2020. Previously, he was a director and officer of Ozop Surgical Corp (OTCQB:OZSC) from June 2016 to April 2020.

Mr. Chermak worked in China for over 6 years and was the former Chairman and CEO of Bridgetech Holdings International (OTC: BGTH), which focused on introducing Western medicine into China. Mr. Chermak has served on the Board of Directors and as an Audit Committee member of Beijing Origin Seed (NASDAQ: SEED). Mr. Chermak graduated from the University of New Mexico, Anderson School of Management.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early- stage companies until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Code of Ethics

We have adopted a Code of Ethics that applies to our officers and which is intended to promote honest and ethical conduct and to deter wrongdoing.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

Our board as a whole will consider executive officer compensation, and our entire board participates in the consideration of director compensation. Our board as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and administers our equity incentive and stock option plans, if any.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) generally requires directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons of issuers that have a class of equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms.  Since we have not filed a Form 8-A with the SEC, we do not have a class of equity securities registered pursuant Section 12 of the Exchange Act, and we are not required to disclose delinquent Section 16(a) reports in this report.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years ended September 30, 2021 and 2020:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years ended September 30, 2021, and 2020;

(ii)

our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at September 30, 2021, and 2020, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2021 and 2020.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Gary Campbell	2021	156,000	(1)	-	-		-	-	-		156,000
Chief Executive Officer	2020	5,750		-	-		-	-	288,000	(2)	293,750

Michael Collins	2021	156,000	(3)	-	-		-	-	-		156,000
Chief Technology Officer	2020	58,010		-	500,000	(4)	-	-	-		558,010

Michael Chermak	2021	120,000		-	-		-	-	-		120,000
Chief Administration Officer	2020	20,000		-	312,500	(5)	-	-	-		332,500

____________

(1)	In 2021, the Company incurred management fees to Mr. Campbell based on $12,000 per month from October 1, 2020, through May 31, 2021, and $15,000 per month beginning June 1, 2021.

(2)

In 2020, the Company accrued $140,000, $120,000 and $28,000 to companies controlled by Mr. Campbell for management fees, public relation services and office rent and administration expenses, respectively. These accrued amounts were subsequently satisfied by the issuance of shares of common stock (see Certain Relationships and Related Transactions below).

(3)	In 2021, the Company incurred management fees to Mr. Collins based on $12,000 per month from October 1, 2020 through May 31, 2021, and $15,000 per month beginning June 1, 2021.

(4)

On August 15, 2020, the Company issued 20,000,000 shares of common stock to the Company’s CTO for the use of technology. The shares were valued at $0.025 per share based upon the price the Company sold shares in the most recently completed private placement at such time. The Company recorded stock-based compensation of $500,000 for the year ended September 30, 2020, for this issuance.

(5)

On April 1, 2020, the Company entered into an agreement with Makena Investment Advisors, LLC (“Makena”). Makena is controlled by Mr. Chermak. Pursuant to the agreement, the Company issued Makena 12,500,000 shares of common stock and agreed to compensate Makena $10,000 per month beginning in August 2020. The shares were valued at $312,500 based on the market price of the common stock on the date of the agreement.

Employment Agreements

The Company has no formal employment agreements with its officers and directors; however, the Company has orally agreed to compensate Mr. Campbell and Mr. Collins $12,000 each per month, effective August 1, 2020. On June 1, 2021, this amount was increased to $15,000 per month.

On April 1, 2020, the Company entered into an agreement with Makena Investment Advisors, LLC (“Makena”). Makena is controlled by Mr. Chermak. Pursuant to the agreement, the Company issued Makena 12,500,000 shares of common stock and agreed to compensate Makena $10,000 per month beginning in August 2020.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity during the last three years.

Option Grants

There were no options to purchase shares of our Common Stock issued and outstanding as of September 30, 2021, and 2020.

Outstanding Equity Awards At 2021 Fiscal Year-End

There were no outstanding equity awards for the years ended September 30, 2021, and 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of December 27, 2021, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of December 27, 2021, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:

Gary Campbell, CEO, CFO and Director	Common Stock	62,184,875	(2)	20.56%
	Series D Preferred Stock	50,000		100.0%

Michael Collins, CTO	Common Stock	30,100,000		9.95%

Eric Stephanson, Director	Common Stock	7,770,081		2.57%

Michael Chermak, CAO	Common Stock	12,500,000	(3)	4.13%

All directors and officers as a group	Common Stock	112,504,956	(2)	37.19%
	Series D Preferred Stock	50,000		100.0%

Harvey Sussman, 5% shareholder (3)	Common Stock	15,396,669		5.09%

_____________

(1)

Percentages are based on 302,486,627 shares of the Company’s common stock, and 50,000 shares of Series D Preferred stock issued and outstanding as of December 27, 2021. Holder(s) of the Series D Preferred Stock have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders and each share of Series D Preferred Stock is convertible into 1 share of common stock.

(2)

Includes 25,100,000 shares of common stock issued in the name of Lando Technologies, Inc. (“Lando”), 19,800,000 shares of common stock issued in the name of Unified Assets, Inc. (“Unified”), 5,668,208 shares of common stock issued in the name of TEKM Services, Inc. (“TEKM”), 166,667 shares of common stock issued in the name of Unified Financial, Inc. (“Financial”), 1,500,000 shares of common stock issued in the name Cytta Foundation (“CF”) and 50,000 shares of Series D Preferred Stock that are convertible into 50,000 shares of common stock, issued in the name of Financial. Lando, Unified, TEKM, CF and Financial are all controlled by Gary Campbell.

(3)	Includes 12,500,000 shares of common stock issued to Makena Investment Advisors, LLC, a limited liability corporation managed by Michael Chermak.

Item 13. Certain Relationships and Related Transactions

Related Party agreements and fees

For the years ended September 30, 2021, and 2020, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2021	2020
CEO-Management fees	$156,000	$205,750
Chief Technology Officer (CTO), includes $500,000 stock-based expense (2020)	156,000	558,010
Chief Administration Officer (CAO)	276,252	20,000
Public relations	-	60,000
Office rent and expenses	60,579	28,000
Total	$648,831	$871,760

For the year ended September 30, 2021, the Company paid $12,000 per month (through May 31, 2021) to its CEO and CTO, respectively, and $10,000 per month to its CAO). Effective June 1, 2021, the Company agreed to compensate the CEO and CTO $15,000 per month each. For the year ended September 30, 2020, expenses for management fees, public relations and office rent and expenses were all accrued (non-cash). The amounts owed were recorded as expenses with the offset to capital stock to be issued, which is included in the liability section on the balance sheet. In May 2020, the agreements with the CEO, the public relations company and the office rent expense ceased and the Company was no longer accruing such expenses.

On April 1, 2020, the Company entered into a two-year agreement with Makena Investment Advisors, LLC (“Makena”). Makena is controlled by Mr. Chermak. Pursuant to the agreement, the Company issued Makena 12,500,000 shares of common stock and agreed to compensate Makena $10,000 per month beginning in August 2020. The shares were valued at $312,500 based on the market price of the common stock on the date of the agreement. The Company recognized $156,252 of stock-based compensation expense for the year ended September 30, 2021, for these shares.

During the year ended September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock to a Company controlled by our CEO in satisfaction of $1,347,894 of capital stock to be issued.

As of September 30, 2020, included in capital stock to be issued was $432,000 due to related parties. On November 12, 2020, the Company issued 17,280,000 shares of restricted common stock for payment of the $432,000 in capital stock to be issued.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to annual lease payment of $50,000. For the year ended September 30, 2021, the Company expensed $45,837 to rent expense pursuant to this sublease.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2021, and 2020.

	2021	2020
Audit Fees (1)	$30,000	$28,000
Total Fees	$30,000	$28,000

(1)

Audit Fees are fees paid for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s interim consolidated financial statements and statutory audit requirements at certain non-U.S. locations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

		The financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 to F-30.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63**
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Incorporated by reference to the same exhibit to the registration statement filed by the Company on June 28, 2021.

** Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cytta Corp.
Date: January 12, 2022
	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 12, 2022	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

By:	/s/ Erik Stephansen
Erik Stephansen
Director

CYTTA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytta Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Cytta Corp. (the Company) as of September 30, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, As of September 30, 2021 the Company had an accumulated deficit of $22,774,905 and has also generated losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey
January 12, 2022

Cytta Corp.

Balance Sheets

	September 30,
	2021	2020
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$173,196	$847,646
Accounts Receivables	27,694	-
Inventory	78,765	34,199
Prepaid Expenses	772,394	559,443
Vendor deposits	50,400	-
Total Current Assets	1,102,449	1,441,288

Property and Equipment	170,605	143,058
TOTAL ASSETS	$1,273,054	$1,584,346

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	46,055	47,210
Accounts payable related parties	12,551	-
Dividend payable	21,033	-
Customer deposits	-	50,480
Deferred revenue	3,588	-
Stock to be issued	323,583	486,750
Total current liabilities	406,810	584,440

STOCKHOLDERS' EQUITY
Preferred stock
100,000,000 shares authorized, $0.001 par value
Series C Preferred Stock par value $0.001; (600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and 13,650,000 and -0- issued and outstanding September 30, 2021 and 2020)	13,650	-
Common stock:
(500,000,000 shares authorized par value $0.001; 296,236,627 and
and 289,147,675 shares issued and outstanding September 30, 2021, and 2020)	296,237	289,148
Additional paid-in capital	23,330,612	20,891,476
Accumulated Deficit	(22,774,905)	(20,181,368)
Total Stockholders' Equity	866,244	999,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,273,054	$1,584,346

The accompanying notes are an integral part of these statements

Cytta Corp.

Statements of Operations

	For the Year Ended September 30,
	2021	2020

Revenues	$94,626	$48,513
Cost of goods sold	41,872	24,037
Gross Profit	52,754	24,476

Operating expenses
Related party	648,831	871,760
General and administrative, other	1,976,471	418,066
Total Operating Expenses	2,625,302	1,289,826

Loss from operations	(2,572,548)	(1,265,350)

Other expenses
Interest expense	20,989	1,494
Total Other Expenses	20,989	1,494

Loss before income taxes	(2,593,537)	(1,266,844)

Provision for income taxes	-	-

Net Loss	$(2,593,537)	$(1,266,844)

Loss per share, basic and fully diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	294,491,512	206,980,736

The accompanying notes are an integral part of these statements

Cytta Corp.

Statement of Changes in Stockholders' Equity

The Year Ended September 30, 2021

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2020	600,000	$600	50,000	$50	-	$-	289,147,675	$289,148	$20,891,476	$(20,181,368)	999,906

Common stock issued for services	-	-	-	-	-	-	16,750,000	16,750	1,283,625	-	1,300,375

Common stock issued for stock payable	-	-	-	-	-	-	17,280,000	17,280	414,720	-	432,000

Common stock issued for cash	-	-	-	-	-	-	1,000,000	1,000	24,000	-	25,000

Common stock issued for accounts payable	-	-	-	-	-	-	106,952	107	19,893	-	20,000

Series E Preferred Stock sold for cash	-	-	-	-	13,650,000	13,650	-	-	668,850	-	682,500

Common stock cancelled	-	-	-	-	-	-	(28,048,000)	(28,048)	28,048	-	-

Net loss for the year ended September 30, 2021	-	-	-	-	-	-	-	-	-	(2,593,537)	(2,593,537)

Balances September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	296,236,627	$296,237	$23,330,612	$(22,774,905)	$866,244

Cytta Corp.

Statement of Changes in Stockholders' Equity

The Year Ended September 30, 2020

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2019	600,000	$600	-	$-	-	$-	185,547,675	185,548	$17,083,482	(18,914,524)	(1,644,895)

Capital stock issued for cash	-	-	-	-	-	-	44,600,000	44,600	930,400	-	975,000

Common Stock issued for stock to be issued	-	-	-	-	-	-	9,150,000	9,150	340,850	-	350,000

Common stock issued for technology	-	-	-	-	-	-	20,000,000	20,000	480,000	-	500,000

Common stock issued for services	-	-	-	-	-	-	29,850,000	29,850	708,900	-	738,750

Series D Preferred Stock issued for subscriptions payable	-	-	50,000	50	-	-	-	-	1,347,844	-	1,347,894

Loss for the year ended September 30, 2020	-	-	-	-	-	-	-	-	-	(1,266,844)	(1,266,844)

Balance September 30, 2020	600,000	$600	50,000	$50	-	$-	289,147,675	$289,148	$20,891,476	$(20,181,368)	$999,906

The accompanying notes are an integral part of these statements

Cytta Corp.

Statements of Cash Flows

	For the Year Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,593,537)	$(1,266,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for technology	-	500,000
Stock-based compensation expenses for services	1,365,667	201,641
Depreciation expense	40,866	6,472
Changes in Operating Assets and Liabilities:
Inventory	(44,566)	(33,582)
Accounts Receivable	(27,694)	8,000
Prepaid expenses	(9,410)	(22,334)
Vendor deposits	(50,400)	-
Accounts payable and accrued liabilities	18,846	322,215
Accounts payable-related party	12,551	-
Dividend payable	21,033	-
Deferred revenue	3,588	-
Customer deposits	(50,480)	50,480
Net cash used in operating activities	(1,313,536)	(233,952)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(68,414)	(133,456)
Net cash used in investing activities	(68,414)	(133,456)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	707,500	1,198,000
Net cash provided by financing activities	707,500	1,198,000

NET CHANGE IN CASH	(674,450)	830,592
CASH AT BEGINNING OF YEAR	847,646	17,054
CASH AT END OF YEAR	$173,196	$847,646

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$1,300,375	$738,750
Common stock issued for accounts payable	$20,000	$288,000

The accompanying notes are an integral part of these statements

Notes to Financial Statements

September 30, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had an accumulated deficit of $22,774,905 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) emerged. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The Company develops and distributes proprietary technology that radically shifts how video is streamed, consumed, transferred and stored.  Our proprietary SUPR Stream is the technology at the core of our products, designed specifically for streaming and storing HD, 4K, and higher resolution video. The IGAN (Incident Global Area Network) Incident Command System (ICS) seamlessly streams and stores all relevant video and audio during emergency situations. This creates real-time situational awareness for police, firefighters, first responders, EMS, and their command centers. Our products work in size, weight, and power-constrained (SWaP) operating environments, and evolved through use in the military by meeting the need to stream multiple HD, 4K, and 4K+ video feeds with ultra-low latency, bandwidth, and power consumption. The Company is taking this streaming, storage, and transfer technology to enterprises that would like to send more high-quality videos with fewer resources. All of our products are manufactured in the USA.

The Company intends to fund operations through equity financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future. During the year ended September 30, 2021, the Company sold 13,650,000 shares of Series E Preferred Stock at $0.05 per share and received $682,500. Since September 30, 2021, the Company sold 59,270,000 shares of Series F Preferred stock at $0.05 per share and received proceeds of $2,963,750.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2021, and 2020.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the years ended September 30, 2021 and 2020 is summarized as:

	September 30,
	2021	2020
Balance beginning of fiscal year	$559,443	$-
Value of common stock issued	1,261,750	738,750
Amortization of stock-based compensation	(1,058,209)	(201,641)
Vendor deposit	(20,000)	20,000
Other prepaid expense activity	29,410	2,334
Balance end of fiscal year	$772,394	$559,443

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods and component parts. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Inventory as of September 30, 2021, and 2020 was $78,765 and  $34,199.

Property and equipment

Property and equipment are stated at cost, and depreciation is provided by use of a straight-line method over the estimated useful lives of the assets.

The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The estimated useful lives of property and equipment is as follows:

Vehicles and equipment	5 years
Software	3 years

Fair value of financial instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
●

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●

Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. Other than The Company has no outstanding contracts with any of its’ customers. The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms.

Revenues are derived from the sale of hardware products embedded with our software and video streaming technology. We also offer a combination of technical and consulting services, proprietary software products, hardware products utilizing our software, to meet the needs of customers.

Stock-based compensation

The Company accounts for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”)(ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123(R) (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Reporting segments

ASC 280 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, ASC 280 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment.

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

Recent Accounting Pronouncements

There have no recent accounting pronouncements or changes in accounting pronouncements during the year ended September 30, 2021, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of September 30, 2021, and 2020:

	September 30, 2021	September 30, 2020
Property and equipment	$230,900	$162,487
Accumulated depreciation	(60,295)	(19,429)
Property and equipment, Net	$170,605	$143,058

Depreciation expense was $40,866 and $6,472 for the years ended September 30, 2021, and 2020, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the years ended September 30, 2021, and 2020, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2021	2020
Management fees, Chief Executive Officer (CEO)	$156,000	$205,750
Chief Technology Officer (CTO) (1)	156,000	558,010
Chief Administration Officer (CAO) (2)	276,252	20,000
Public relations	-	60,000
Office rent and expenses	60,579	28,000
Total	$648,831	$871,860

____________

(1)

On August 15, 2020, the Company issued 20,000,000 shares of common stock to the CTO. The shares were valued at $0.025 per share, based upon the price the Company sold shares in the recently completed private placement (see Note 6), The Company recorded technology acquisition expense of $500,000 for the year ended September 30, 2020, for this issuance.

(2)

On April 1, 2020, the Company entered into an agreement with Makena Investment Advisors, LLC (“Makena”). Makena is controlled by Mr. Chermak, the Company’s CAO. Pursuant to the agreement, the Company issued Makena 12,500,000 shares of common stock and agreed to compensate Makena $10,000 per month beginning in August 2020. For the years ended September 30, 2021, and 2020, the Company incurred $120,000 and $20,000, respectively, for the cash compensation. The shares were valued at $312,500 based on the market price of the common stock on the date of the agreement and are being expensed over the two- year term of the agreement. Accordingly, $156,250 of stock-based compensation expense is included in the above table for the CAO.

On August 1, 2020, the Company agreed to compensate the CTO $12,000 per month respectively. Beginning October 1, 2020, the Company agreed to compensate the CEO $12,000 per month. Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000 respectively. For the year ended September 30, 2021, the CEO and CTO each received $156,000 in management fees. For the year ended September 30, 2020, the Company recorded management fees to the CEO and CTO of $205,750 and $58,010, respectively.

During the fiscal year ended September 30, 2020, expenses for public relations and office rent and expenses were all accrued (non-cash). The amounts owed were recorded as expenses with the offset to stock to be issued, which is included in the liabilities section on the accompanying balance sheet. In May 2020, the agreements with the CEO, the public relations company and the office rent expense ceased and the Company was no longer accruing such expenses.

As of September 30, 2020, included in capital stock to be issued was $432,000 due to related parties. On November 12, 2020, the Company issued 17,280,000 shares of restricted common stock for payment of the $432,000 in capital stock to be issued.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to annual lease payment of $50,000. For the year ended September 30, 2021, the Company expensed $45,837 to rent expense pursuant to this sublease, and on June 1, 2021, agreed to pay an additional $3,500 per month to the CTO for additional space.

Accounts payable, related parties

As of September 30, 2021, the Company owes $12,551 to the CTO for expenses incurred in September 2021. The amount is included in accounts payable related parties and the CTO was reimbursed for the expenses in October 2021.

Common Stock

On November 12, 2020, the Company issued 17,280,000 shares of restricted common stock for payment of the $432,000 in capital stock to be issued.

Series D Preferred Stock

On September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock (see Note 6) to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. The holder(s) of the Series D Preferred Stock have voting control of the Company.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of September 30, 2021, and 2020, there were 296,236,627 and 289,147,675, respectively, common shares issued and outstanding.

During the year ended September 30., 2021 the Company issued:

17,280,000 shares of common stock issued for common stock to be issued.

1,000,000 shares of common stock were issued pursuant to a subscription agreement in exchange for $25,000. The shares were sold at $0.025 per share.

16,750,000 shares of common stock issued for services. The Company valued these shares at the market price on the date of the agreement with each service provider and will amortize such value over the life of the respective agreements. The total value of the issuances was $1,300,375, and the Company recognized $787,771 of stock- based compensation expense for these shares for the year ended September 30, 2021.

106,952 shares of common stock issued for payment of accounts payable.

The Company also cancelled 28,040,000 shares of common stock pursuant to a court order, that deemed a prior year reverse merger transaction to be null and void by the court due to misrepresentations.

During the year ended September 30, 2020, the Company issued:

9,150,000 shares of common stock issued for stock to be issued for subscription agreements issued prior to October 1, 2019.

4,000,000 shares of common stock in January 2020, to consultants for services performed. The shares were valued at $0.02 per share, based upon the market price of the common stock on the date the Company committed to issue the shares. The Company recognized $80,000 of stock-based compensation expense for the year ended September 30, 2020, for these shares.

2,500,000 shares of common stock in May 2020, to consultants for services pursuant to the terms of each consultant’s agreement. The shares were valued at $0.03 per share, based upon the market price of the common stock on the date the Company committed to issue the shares, and will be amortized over the respective terms.  The Company recognized $38,750 and $18,750 of stock-based compensation expense for the years ended September 30, 2021, and 2020, respectively, for these shares.

From June 5, 2020 through July 31, 2020, the Company, pursuant to a private placement memorandum, sold 44,600,000 shares of common stock in exchange for cash of $1,198,000.

23,350,000 shares of common issued in August 2020, to consultants for services pursuant to the terms of each consultant’s agreement. The shares were valued at $0.025 per share, based upon the price the Company sold shares in the recently completed private placement, as stated above, and will be amortized over the term of the consultant’s agreements. For the year ended September 30, 2021, and 2020, the Company recognized $270,313 and $102,891, respectively, of stock-based compensation expense.

20,000,000 shares of common stock issued to the Company’s CTO on August 15, 2020, for the use of technology. The shares were valued at $0.025 per share, based upon the price the Company sold shares in the recently completed private placement, as stated above, The Company recorded technology acquisition expense of $500,000 for the year ended September 30, 2020, for this issuance.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of September 30, 2021, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. During the year ended September 30, 2021, the Company sold 13,650,000 shares of Series E Preferred Stock at $0.05 per share and received $682,500. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. The Series E Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On October 22, 2020, the Company entered into the First Amendment to a Placement Agent Agreement with Boustead Securities, LLC (“Boustead”). Pursuant to the terms of the amendment, the Company agreed to compensate Boustead $10,000 and to issue Boustead 13,500,000 shares of common stock. The amendment also states that no additional compensation would be paid to Boustead on the first $1,150,000 of financing proceeds received by the Company on or after March 20, 2020. The agreement terminates on March 2, 2022.

On November 24, 2020, a plaintiff (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contends that the Company had breached an agreement. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and also contended that in fact the Plaintiff owed money to Cytta having breached an earlier services agreement, of limited scope and duration, and other obligations owed to Cytta, and was liable for defaming Cytta in various communications he had sent to certain persons or entities prior to his demand being asserted. Management intends to contest the matter vigorously.

NOTE 8 - DEFERRED REVENUE

During the year ended September 30, 2021, the Company received $3,744 form a customer for a payment of a one- year subscription agreement. The subscription period is from August 2021 through July 2022, and accordingly the Company will recognize the revenue over such period. For the year ended September 30, 2021, the Company recognized $156 of revenue. The remaining deferred revenue of $3,588 is recognized as deferred revenue on the financial statements.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended
	September 30,
	2021	2020
Pre-tax loss	$(2,593,537)	$(1,266,844)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(544,643)	(266,038)
Permanent differences	286,790	147,345
Change of valuation allowance	257,853	118,693
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30, 2021	September 30, 2020
Net operating losses carried forward	$1,025,441	$767,588
Less: Valuation allowance	(1,025,441)	(767,588)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of September 30, 2021.

As of September 30, 2021, the Company has approximately $4,883,000 net operating loss carryforwards available to reduce future taxable income. As of September 30, 2021, and 2020, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended September 30, 2021, and 2020, and no provision for interest and penalties is deemed necessary as of September 30, 2021, and 2020.

NOTE 10 - SUBSEQUENT EVENTS

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. The Company has raised $2,963,750 from the sale of 59,270,000 shares of Series F Preferred Stock.

The Company has evaluated subsequent events through December 26, 2021, the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

