Form 10-Q
period 2021-12-31
CYTTA CORP.
filed 2022-02-11
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-257458

CYTTA CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0505761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5450 W Sahara Ave Suite 300A

Las Vegas NV 89146

(Address of principal executive offices) (zip code)

(702) 900-7022

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 11, 2022, there were 376,315,718shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

Cytta Corp.
Balance Sheets
(Unaudited)

	December 31,	September 30,
	2021	2021
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,614,386	$173,196
Accounts Receivables	-	27,694
Inventory	131,065	78,765
Prepaid Expenses	1,203,236	772,394
Vendor deposits	-	50,400
Total Current Assets	3,948,687	1,102,449

Property and Equipment	158,701	170,605
TOTAL ASSETS	$4,107,388	$1,273,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	50,588	$46,054
Accounts payable related parties	141,233	12,551
Dividend payable	33,427	21,033
Deferred revenue	2,652	3,588
Stock to be issued	54,750	323,583
Total current liabilities	282,650	406,809

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock
100,000,000 shares authorized, $0.001 par value
Series C Preferred Stock par value $0.001; (600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- and 13,650,000 issued and outstanding December 31, 2021, and September 30, 2021)	-	13,650
Series F Preferred Stock par value $0.001; (59,270,000 shares authorized and -0- and -0- issued and outstanding December 31, 2021, and September 30, 2021)	-	-
Common stock:
(500,000,000shares authorized par value $0.001; 376,315,718 and 296,236,627 shares issued and outstanding December 31, 2021, and September 30, 2021)	376,316	296,237
Additional paid-in capital	27,386,783	23,330,612
Accumulated Deficit	(23,939,011)	(22,774,905)
Total Stockholders' Equity	3,824,738	866,245

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,107,388	$1,273,054

The accompanying notes are an integral part of these statements

Cytta Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2021	2020

Revenues	$937	$70,520
Cost of goods sold	-	25,277
Gross Profit	937	45,243

Operating expenses
Related party	465,282	149,397
General and administrative, other	653,704	368,766
Total Operating Expenses	1,118,986	518,163

Loss from operations	(1,118,049)	(472,920)

Other expenses
Interest expense	46,057	-
Interest income	-	601
Total Other Expenses	46,057	601

Loss before income taxes	(1,164,106)	(472,319)

Provision for income taxes	-	-

Net Loss	$(1,164,106)	$(472,319)

Loss per share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	300,648,716	295,275,236

The accompanying notes are an integral part of these statements

Cytta Corp.
Statement of Changes in Stockholders' Equity
The Three Months Ended December 31, 2021
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	-	$-	296,236,627	$296,237	$23,330,612	$(22,774,905)	866,245

Common stock issued for services	-	-	-	-	-	-	-	-	6,250,000	6,250	852,850	-	859,100

Series F Preferred Stock issued for cash	-	-	-	-	-	-	59,270,000	59,270	-	-	2,904,230	-	2,963,500

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	909,091	909	299,091	-	300,000

Common Stock issued for conversion of Series E Preferred Stock	-	-	-	-	(13,650,000)	(13,650)	-	-	13,650,000	13,650	-	-	-

Common Stock issued for conversion of Series E Preferred Stock	-	-	-	-	-	-	(59,270,000)	(59,270)	59,270,000	59,270	-	-	-

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(1,164,106)	(1,164,106)

Balances December 31, 2021	600,000	$600	50,000	$50	-	$-	-	$-	376,315,718	$376,316	$27,386,783	$(23,939,011)	$3,824,738

Cytta Corp.
Statement of Changes in Stockholders' Equity
The Three Months Ended December 31, 2020
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2020	600,000	$600	50,000	$50	-	$-	-	$-	289,147,675	289,148	$20,891,476	(20,181,368)	999,905

Common Stock issued for stock to be issued	-	-	-	-	-	-	-	-	17,280,000	17,280	414,720	-	432,000

Common stock issued for services	-	-	-	-	-	-	-	-	13,500,000	13,500	931,500	-	945,000

Common stock cancelled	-	-	-	-	-	-	-	-	(28,048,000)	(28,048)	28,048	-	-

Loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(472,319)	(472,319)
Balance December 31, 2020	600,000	$600	50,000	$50	-	$-	-	$-	291,879,675	$291,880	$22,265,744	$(20,653,687)	$1,904,586

The accompanying notes are an integral part of these statements

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,164,106)	$(472,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses for services	455,985	205,156
Depreciation expense	11,904	7,989
Changes in Operating Assets and Liabilities:
Inventory	(52,300)	(18,720)
Accounts Receivable	27,694	(20,040)
Prepaid expenses	3,440	(43,416)
Vendor deposits	50,400	20,000
Accounts payable and accrued liabilities	4,533	(20,877)
Accounts payable-related party	128,682	-
Dividend payable	12,394	-
Deferred revenue	(936)	-
Customer deposits	-	(50,480)
Net cash used in operating activities	(522,310)	(392,707)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(17,036)
Net cash used in investing activities	-	(17,036)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Series F Preferred Stock	2,963,500	-
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	2,963,500	25,000

NET CHANGE IN CASH	2,441,190	(384,743)
CASH AT BEGINNING OF PERIOD	173,196	847,646
CASH AT END OF PERIOD	$2,614,386	$462,903

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$560,267	$945,000
Common stock issued for accounts payable	$300,000	$-

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Unaudited Financial Statements
December 31, 2021

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had an accumulated deficit of $23,939,011 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company intends to fund operations through equity financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future. During the three months ended December 31, 2021, the Company sold 59,270,000  shares of Series F Preferred stock at $0.05 per share and received proceeds of $2,963,750.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC.. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2021, and September 30, 2021.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the three months ended December 31, 2021 and 2020 is summarized as:

	December 31,
	2021	2020
Balance beginning of period	$772,394	$539,443
Value of common stock issued	860,267	945,000
Amortization of stock-based compensation	(425,985)	(205,156)
Other prepaid expense activity	(3,440)	43,415
Balance end of period	$1,203,236	$1,322,702

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable and accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of December 31, 2021, and September 30, 2021:

	December 31, 2021	September 30, 2021
Property and equipment	$230,900	$230,900
Accumulated depreciation	(72,199)	(60,295)
Property and equipment, Net	$158,701	$170,605

Depreciation expense was $11,904 and $7,989 for the three months ended December 31, 2021, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three months ended December 31, 2021, and 2020, the Company recorded expenses to related parties in the following amounts:

	Three months ended December 31,
	2021	2020
Management fees, Chief Executive Officer (CEO)	$145,000	$36,000
Chief Technology Officer (CTO)	145,000	36,000
Chief Administration Officer (CAO)	120,000	30,000
Stock based compensation expense	39,063	39,063
Office rent and expenses	16,219	8,334
Total	$465,282	$149,397

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. For the three months ended December 31, 2021, and 2020, the company recorded expenses of $45,000 and $36,000, respectively, each for the CEO and CTO. Of the CEO expenses, $30,000 is included in accounts payable, related parties on the balance sheet included herein. The Company also recorded bonus expenses of $100,000, $100,000 and $90,000 for the CEO, CTO and CAO, respectively. The CEO’s bonus is included in accounts payable, related party on the balance sheet included herein. For the three months ended December 31, 2021, and 2020, the Company expensed $30,000 and $30,000 to its CAO, respectively. Amortization of stock-based compensation expense of $39,063 was recorded for the three months ended December 31, 2021, and 2020, respectively.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. For the three months ended December 31, 2021, and 2020, the Company expensed $4,163 and $8,334, respectively, to rent expense pursuant to this sublease. On June 1, 2021, agreed to pay an additional $3,500 per month to the CTO for additional space, and for the three months ended December 31, 2021, $10,500 is included in rent expense.

Accounts payable, related parties

As of December 31, 2021, and September 30, 2021, the Company owes $141,233 and $12,551, respectively to related parties as follows:

	December 31, 2021	September 30, 2021
Management fees, Chief Executive Officer (CEO)	$30,000	$-
Bonus, CEO	100,000	-
Accounts payable, CTO	11,233	12,551
Total	$141,233	$12,551

Common Stock

As of September 30, 2020, included in capital stock to be issued was $432,000 due to related parties. The amount owed was pursuant to expenses for public relations and office rent and expenses to entities controlled by the Company’s CEO, were all accrued (non-cash), during the year ended September 30, 2020. The amounts owed were recorded as expenses with the offset to the liability account stock to be issued. On November 12, 2020, the Company issued 17,280,000 shares of restricted common stock for the $432,000 in capital stock to be issued.

NOTE 6 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of December 31, 2021, and September 30, 2021, there were 376,315,718 and 296,236,627, respectively, common shares issued and outstanding.

During the three months ended December 31, 2021, the following shares of common stock were issued:

•	13,650,000 shares of common stock issued for the conversion of 13,650,000 shares of Series E Preferred Stock.
•	59,270,000 shares of common stock were issued for the conversion of 59,270,000 shares of Series F Preferred Stock.
•	6,250,000 shares of common issued for services. The Company valued the shares at $859,100, based on the price of the common stock on the date the Company agreed to issue the shares.
•	909,091 shares issued for payment of $300,000 of accounts payable. The amount of shares issued were based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of December 31, 2021, and September 30, 2021, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. During the three months ended December 31, 2021, the Company converted the 13,650,000 shares of Series E Preferred Stock to 13,650,000 shares of common stock. As of December 31, 2021, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. During the three months ended December 31, 2021, the Company sold 59,270,000 shares of Series F Preferred Stock at $0.05 per share and received proceeds of $2,963,750. During the three months ended December 31, 2021, the Company converted the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock. As of December 31, 2021, there were no shares of Series F Preferred Stock issued and outstanding.

Capital stock to be issued

As of September 30, 2021, the Company had $323,583 of capital stock to be issued. During the three months ended December 31, 2021, 4,000,000 shares of common stock was issued, which reduced the capital stock to be issued by $268,833. As of December 31, 2021, the Company has $54,750 of capital stock to be issued, which is included in the liability section of the unaudited condensed balance sheet presented herein.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On November 24, 2020, a plaintiff (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contends that the Company had breached an agreement. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and contended that in fact the Plaintiff owed money to Cytta for having breached an earlier services agreement, of limited scope and duration, and was liable for defaming Cytta in various communications he had sent to certain persons or entities. Management has been contesting the matter vigorously. The plaintiff is seeking damages in excess of $15,000 and the issuance of 1,000,000 of the Company’s common stock. A bench trial is currently expected to take place during the first half of 2022.

NOTE 8 - INCOME TAXES

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2021.

NOTE 9 - DEFERRED REVENUE

During the year ended September 30, 2021, the Company received $3,744 form a customer for a payment of a one- year subscription agreement. The subscription period is from August 2021 through July 2022, and accordingly the Company will recognize the revenue over such period. For the three months ended December 31, 2021, the Company recognized $937 of revenue. The remaining deferred revenue of $2,652 is recognized as deferred revenue on the unaudited condensed balance sheet included herein.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

THE COMPANY

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

The following tables set forth key components of our results of operations for the three months ended December 31, 2021 and 2020, both in dollars and as a percentage of sales revenue for the periods indicated:

	December 31,
	2021	%	2020	%

Revenue	$937	100.0	$70,520	100.0
COGS	$-	0.0	$25,277	35.8
Gross Profit	$937	100.0	$45,243	64.2

Operating Expenses	$1,118,986	1,194.2	$518,163	734.8

Operating Loss	$(1,118,049)	1,193.2	$(472,920)	670.6

Net Loss	$(1,164,106)	1,242.4	$(472,319)	669.8

Revenues consist of hardware imbedded with our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues decreased for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, due to only deferred revenue on subscription agreements being recognized in the current quarter. Gross profit dollars decreased due to the decrease in sales for the three months ending December 31, 2021. Operating expenses increased by $600,823 for the three months ended December 31, 2021 over 2020 as shown in the table below:

	December 31,
Description	2021	2020	Increase (decrease)
Stock based expenses	$455,985	$205,156	$250,829
Professional fees	111,296	66,619	44,677
Consulting expenses (excluding stock expenses)	18,450	23,667	(5,217)
Related party expenses (excluding stock expenses)	426,119	110,334	315,785
Depreciation expense	11,904	7,989	3,915
Equipment and demo expenses	8,891	23,572	(14,681)
General and Administrative officers	3,670	32,183	(28,513)
Auto, Travel and Meals and Entertainment	28,560	14,394	14,166
Rent expense	4,147	4,071	76
Investor relations expense	13,954	-0-	13,954
Other operating expenses	36,010	30,178	5,832
Total Operating expenses	$1,118,986	$518,163	$600,823

Stock-based expenses increased in the current period compared to the prior period substantially as a result of $181,143 related to the amortization of stock-based compensation as a result of shares issued after December 31,2020, as well as the expense of $30,00 for shares issued and expensed for the three months ended December 31, 2021.

Related party expenses increased for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 as follows:

	Three months ended December 31,
	2021	2020
Management fees, Chief Executive Officer (CEO)	$145,000	$36,000
Chief Technology Officer (CTO)	145,000	36,000
Chief Administration Officer (CAO)	120,000	30,000
Office rent and expenses	16,219	8,334
Total	$426,119	$110,334

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. For the three months ended December 31, 2021, and 2020, the company recorded expenses of $45,000 and $36,000, respectively, each for the CEO and CTO. The Company also recorded bonus expenses of $100,000, $100,000 and $90,000 for the CEO, CTO and CAO, respectively. For the three months ended December 31, 2021, and 2020, the Company expensed $30,000 and $30,000 to its CAO, respectively.

The following tables set forth key components of our balance sheet as of December 31, 2021 and September 30, 2021.

	December 31, 2021	September 30, 2021

Current Assets	$3,948,687	$1,102,449

Property and Equipment	$158,701	$170,605

Total Assets	$4,107,388	$1,273,054

Current Liabilities	$282,650	$406,089

Total Liabilities	$282,650	$406,089

Stockholders’ Equity	$3,824,738	$866,245

Total Liabilities and Stockholders’ Equity	$4,107,388	$1,273,054

Liquidity and Capital Resources

Our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business Additional capital will be required to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions among others raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise addition. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. During the three months ended December 31, 2021, the Company has raised $2,963,750 from the sale of 59,270,000 shares of Series F Preferred Stock.

As of September 30, 2021, we had cash of $2,614,386 compared to $173,196 at September 30, 2021. As of December 31, 2021, we had current assets of $3,948,687 and current liabilities of $1,102,449, which resulted in working capital of $2,846,238. The current liabilities are comprised of accounts payable, accounts payable-related parties, accrued expenses, dividends payable and stock to be issued.

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

Operating Activities

For the three months ended December 31, 2021, net cash used in operating activities was $522,310 compared to $392,707 for the three months ended December 31, 2020. For the three months ended December 31, 2021, our net cash used in operating activities was primarily attributable to the net loss of $1,164,106, adjusted by stock-based compensation of $455.985 and depreciation of $11,904. Net changes of $173,906 in operating assets and liabilities decreased the cash used in operating activities.

For the three months ended December 31, 2020, net cash used in operating activities of $392,707 was primarily attributable to the net loss of $472,319, adjusted for non-cash expenses of stock- based expenses of $205,156 and depreciation of $7.989, and net changes of $133,533 in operating assets and liabilities.

Investing Activities

For the three months ended December 31, 2021, there was no cash used in investing activities and net cash used in investing activities was $17,036 for the three months ended December 31, 2020. The expenditures were for the purchases of office furniture and equipment.

Financing Activities

For the three months ended December 31, 2021, net cash provided by financing activities was $2,963,500, compared to $25,000 for the three months ended December 31, 2020. During the three months ended December 31, 2021, we received $2,963,500 of proceeds received pursuant to the sale of 59,270,000 shares of Series F Preferred Stock at $0.05 per share. For the three months ended December 31, 2020, the Company received $25,000 from the sale of 1,000,000 shares of common stock at $0.025 per share.

As of December 31, 2021, the Company had $2,614,386 in cash on hand. Management believes the working capital is sufficient to meet its’ ongoing commitments for the next year and to begin executing on its’ business plan.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On November 24, 2020, Lee Skoblow (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contends that the Company had breached an agreement. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and contended that in fact the Plaintiff owed money to Cytta for having breached an earlier services agreement, of limited scope and duration, and was liable for defaming Cytta in various communications he had sent to certain persons or entities. Management has been contesting the matter vigorously, and a bench trial is currently expected to take place during the first half of 2022.

Other than the above, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended December 31, 2021:

On October 21, 2021, the Company issued 1,000,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.05 per share.

On October 21, 2021, the Company issued 1,000,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.05 per share.

On October 21, 2021, the Company issued 500,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.05 per share.

On October 21, 2021, the Company issued 500,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.05 per share.

On November 3, 2021, the Company issued 1,250,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.1295 per share.

On November 3, 2021, the Company issued 2,000,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.13 per share.

On November 3, 2021, the Company issued 909,091 shares of restricted common stock in payment of an account payable for services provided to the Company. The shares were valued at $0.33 per share.

During the three months ended December 31, 2021, as set forth below, the Company sold an aggregate of 59,270,000 shares of preferred stock at $0.05 per share. On December 31, 2021, the Company issued 59,270,000 shares of common stock upon the conversion of the 59,270,000 shares of Series F Preferred Stock. The table below summarizes the Series F Preferred shares sold, and the conversion of the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock.

Series F Preferred Stock					Converted to Common Stock
Date Sold	Investor	Shares purchased	Price per share	Proceeds received	Date issued	Shares Issued
11/24/2021	Third party investor	1,400,000	$0.05	$70,000	12/31/2021	1,400,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	600,000	$0.05	$30,000	12/31/2021	600,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	2,000,000	$0.05	$100,000	12/31/2021	2,000,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	2,000,000	$0.05	$100,000	12/31/2021	2,000,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	2,000,000	$0.05	$100,000	12/31/2021	2,000,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	4,000,000	$0.05	$200,000	12/31/2021	4,000,000
11/24/2021	Third party investor	2,000,000	$0.05	$100,000	12/31/2021	2,000,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	800,000	$0.05	$40,000	12/31/2021	800,000
11/24/2021	Third party investor	1,120,000	$0.05	$56,000	12/31/2021	1,120,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	800,000	$0.05	$40,000	12/31/2021	800,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	800,000	$0.05	$40,000	12/31/2021	800,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	5,000,000	$0.05	$250,000	12/31/2021	5,000,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	600,000	$0.05	$30,000	12/31/2021	600,000
11/24/2021	Third party investor	600,000	$0.05	$30,000	12/31/2021	600,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	450,000	$0.05	$22,500	12/31/2021	450,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	800,000	$0.05	$40,000	12/31/2021	800,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	1,000,000	$0.05	$50,000	12/31/2021	1,000,000
11/24/2021	Third party investor	800,000	$0.05	$40,000	12/31/2021	800,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	10,000,000	$0.05	$500,000	12/31/2021	10,000,000
11/24/2021	Existing Company Investor	3,000,000	$0.05	$150,000	12/31/2021	3,000,000
11/24/2021	Third party investor	500,000	$0.05	$25,000	12/31/2021	500,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000
11/24/2021	Third party investor	400,000	$0.05	$20,000	12/31/2021	400,000

On December 31, 2021, the Company issued 450,000 shares of common stock upon the conversion of 450,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 1,250,000 shares of common stock upon the conversion of 1,250,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 1,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 200,000 shares of common stock upon the conversion of 200,000 shares of Series E Preferred Stock by a third-party investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock by a third-party investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock by an existing Company investor.

On December31, 2021, the Company issued 1,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 200,000 shares of common stock upon the conversion of 200,000 shares of Series E Preferred Stock by a third-party investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock to an existing Company investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock to a third-party investor.

On December 31, 2021, the Company issued 100,000 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock to a third-party investor.

On December 31, 2021, the Company issued 100,000 shares of common stock upon the conversion 100,000 shares of Series E Preferred Stock to a third-party investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock to a third-party investor.

On December 31, 2021, the Company issued 100,000 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock to a third-party investor.

The foregoing shares of common stock issued in conversion of preferred stock of the Company were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares of common stock were issued in exchange for shares of preferred stock of the Company, there was no renumeration for soliciting the exchange, and there was no additional consideration for the exchange. The Company issued the other securities described above in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation to the investors, and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a) and (b)	None.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock **
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Incorporated by reference to the same exhibit to the registration statement filed by the Company on June 28, 2021.

** Incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 26, 2021.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2022

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

