Form 10-Q
period 2022-03-31
CYTTA CORP.
filed 2022-05-16
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2022

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

855-511-4426

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 377,065,718 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

Cytta Corp.

Condensed Balance Sheets

(Unaudited)

	March 31,	September 30,
	2022	2021
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,140,497	$173,196
Accounts Receivable	-	27,694
Inventory	-	78,765
Prepaid Expenses	411,732	772,394
Vendor deposits	-	50,400
Total Current Assets	2,552,229	1,102,449

Property and Equipment	146,798	170,605
TOTAL ASSETS	$2,699,027	$1,273,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$52,403	$46,054
Accounts payable related parties	135,927	12,551
Dividend payable	33,427	21,033
Deferred revenue	1,716	3,588
Stock to be issued	54,750	323,583
Total current liabilities	278,223	406,809

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock 100,000,000 shares authorized, $0.001 par value
Series C Preferred Stock par value $0.001; (600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- and 13,650,000 issued and outstanding March 31, 2022, and September 30, 2021)	-	13,650
Series F Preferred Stock par value $0.001; (59,270,000 shares authorized and -0- and -0- issued and outstanding March 31, 2022, and September 30, 2021)	-	-
Common stock:
(500,000,000 shares authorized par value $0.001; 376,815,718 and 296,236,627 shares issued and outstanding March 31, 2022, and September 30, 2021)	376,816	296,237
Additional paid-in capital	27,508,359	23,330,613
Accumulated Deficit	(25,465,021)	(22,774,905)
Total Stockholders' Equity	2,420,804	866,245

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,699,027	$1,273,054

The accompanying notes are an integral part of these statements

Cytta Corp.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021

Revenues	$936	$-	$1,873	$70,520
Cost of goods sold	-	-	-	25,277
Gross Profit	936	-	1,873	45,243

Operating expenses
Related party	212,864	153,564	678,146	302,961
General and administrative, other	1,312,004	400,239	1,965,708	769,005
Total Operating Expenses	1,524,868	553,803	2,643,854	1,071,966

Loss from operations	(1,523,932)	(553,803)	(2,641,981)	(1,026,723)

Other expenses
Interest expense	2,078	(342)	48,135	-
Interest income		-	-	259
Total Other Expenses	2,078	(342)	48,135	259

Loss before income taxes	(1,526,010)	(554,145)	(2,690,116)	(1,026,464)

Provision for income taxes	-	-	-	-

Net Loss	$(1,526,010)	$(554,145)	$(2,690,116)	$(1,026,464)

Loss per share, basic and fully diluted	$-	$-	$(0.01)	$-

Weighted average shares outstanding Basic and diluted	376,366,281	292,301,898	338,298,054	293,846,505

The accompanying notes are an integral part of these statements

Cytta Corp.

Condensed Statement of Changes in Stockholders' Equity

The Three and Six Months Ended March 31, 2022

(Unaudited)

											Additional		Total
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	-	$-	296,236,627	$296,237	$23,330,613	$(22,774,905)	866,245

Common stock issued for services	-	-	-	-	-	-	-	-	6,250,000	6,250	852,850	-	859,100

Series F Preferred Stock issued for cash	-	-	-	-	-	-	59,270,000	59,270	-	-	2,904,230	-	2,963,500

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	909,091	909	299,091	-	300,000

Common Stock issued for conversion of Series E Preferred Stock	-	-	-	-	(13,650,000)	(13,650)	-	-	13,650,000	13,650	-	-	-

Common Stock issued for conversion of Series E Preferred Stock	-	-	-	-	-	-	(59,270,000)	(59,270)	59,270,000	59,270	-	-	-

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(1,164,106)	(1,164,106)

Balances December 31, 2021	600,000	600	50,000	50	-	-	-	-	376,315,718	376,316	27,386,784	(23,939,011)	3,824,739

Common stock issued for services	-	-	-	-	-	-	-	-	500,000	500	121,575	-	122,075

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	(1,526,010)	(1,526,010)

Balance March 31, 2022	600,000	$600	50,000	$50	-	$-	-	$-	376,815,718	$376,816	$27,508,359	$(25,465,021)	$2,420,804

Cytta Corp.

Condensed Statement of Changes in Stockholders' Equity

The Three and Six Months Ended March 31, 2021

(Unaudited)

											Additional		Total
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Preferred Stock to be issued		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2020	600,000	$600	50,000	$50	-	$-	-	$-	289,147,675	289,148	$20,891,476	(20,181,368)	999,905

Common Stock issued for stock to be issued	-	-	-	-	-	-	-	-	17,280,000	17,280	414,720	-	432,000

Common stock issued for services	-	-	-	-	-	-	-	-	13,500,000	13,500	931,500	-	945,000

Common stock cancelled	-	-	-	-	-	-	-	-	(28,048,000)	(28,048)	28,048	-	-

Loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(472,319)	(472,319)

Balance December 31, 2020	600,000	600	50,000	50	-	-	-	-	291,879,675	291,880	22,265,744	(20,653,687)	1,904,586

Common stock issued for cash	-	-	-	-	-	-	-	-	1,000,000	1,000	24,000	-	25,000

Capital stock to be issued for cash	-	-	-	-	-	-	-	360,000	-	-	-	-	360,000

Loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(554,145)	(554,145)

Balance March 31, 2021	600,000	$600	50,000	$50	-	$-	-	$360,000	292,879,675	$292,880	$22,289,744	$(21,207,832)	$1,735,441

 The accompanying notes are an integral part of these statements

Cytta Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,690,116)	$(1,026,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses for services	1,367,468	469,375
Depreciation expense	23,808	17,910
Changes in Operating Assets and Liabilities:
Inventory	78,765	(29,790)
Accounts Receivable	27,694	(20,040)
Prepaid expenses	5,537	(9,748)
Vendor deposits	50,400	-
Accounts payable and accrued liabilities	6,348	(32,232)
Accounts payable-related party	123,376	-
Dividend payable	12,394	-
Deferred revenue	(1,872)	-
Customer deposits	-	(50,480)
Net cash used in operating activities	(996,199)	(681,469)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(34,249)
Net cash used in investing activities	-	(34,249)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Series F Preferred Stock	2,963,500	360,000
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	2,963,500	385,000

NET CHANGE IN CASH	1,967,301	(330,718)
CASH AT BEGINNING OF PERIOD	173,196	847,646
CASH AT END OF PERIOD	$2,140,497	$516,928

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$588,592	$945,000
Common stock issued for accounts payable	$300,000	$-

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Condensed Financial Statements

March 31, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had an accumulated deficit of $25,465,021 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company intends to fund operations through equity financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future. During the six months ended March 31, 2022, the Company sold 59,270,000 shares of Series F Preferred stock at $0.05 per share and received proceeds of $2,963,500.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at March 31, 2022, and September 30, 2021.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the six months ended March 31, 2022 and 2021 is summarized as:

	March 31,
	2022	2021
Balance beginning of period	$772,394	$539,443
Value of common stock issued	894,841	945,000
Amortization of stock-based compensation	(1,249,967)	(469,375)
Other prepaid expense activity	(5,536)	29,750
	$411,732	$1,044,818

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods and component parts. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Inventory as of March 31, 2022, and September 30, 2021, was $-0- and $78,765, respectively.

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

Recent Accounting Pronouncements

Other than the above there have no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2022, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of March 31, 2022, and September 30, 2021:

	March 31, 2022	September 30, 2021
Property and equipment	$230,900	$230,900
Accumulated depreciation	(84,102)	(60,295)
Property and equipment, Net	$146,798	$170,605

Depreciation expense was $23,807 and $17,910 for the six months ended March 31, 2022, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three and six months ended March 31, 2022, and 2021, the Company recorded expenses to related parties in the following amounts:

	Three months ended March 31,		Six months ended March 31,
Description	2022	2021	2022	2021
CEO-Management fees	$58,000	$36,000	$203,000	$72,000
Chief Technology Officer (CTO)	58,000	36,000	203,000	72,000
Chief Administration Officer (CAO)	45,000	30,000	165,000	60,000
Stock-based compensation expense, officers	39,063	39,063	78,126	78,126
Office rent and expenses	12,801	12,501	29,020	20,835
Total	$212,864	$153,564	$678,146	$302,961

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. On January 1, 2022, the Company increased the monthly fee to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. For the three and six months ended March 31, 2022, and the company recorded expenses of $58,000 and $103,000, respectively, each for the CEO and CTO. Of the CEO expenses, $30,000 is included in accounts payable, related parties on the balance sheet included herein. For the six months ended March 31, 2022, the Company also recorded bonus expenses of $100,000, $100,000 and $90,000 for the CEO, CTO and CAO, respectively. The CEO’s bonus is included in accounts payable, related party on the balance sheet included herein. For the three and six months ended March 31, 2021, the Company expensed $36,000 and $72,000, respectively to the CEO and CTO, and $30,000 and $60,000 to its CAO, respectively. Amortization of stock-based compensation expense of $39,063 and $78,126 was recorded for the three and six months ended March 31, 2022, and 2021, respectively.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. For the six months ended March 31, 2022, the Company expensed $4,163 and for the three and six months ended March 31, 2021, $12,501 and $20,835, respectively, to rent expense pursuant to this sublease. On June 1, 2021, agreed to pay an additional $3,500 per month to the CTO for additional space, and for the three and six months ended March 31, 2022, $10,500 and $21,000, respectively is included in rent expense.

Accounts payable, related parties

As of March 31, 2022, and September 30, 2021, the Company owes $135,927 and $12,551, respectively to related parties as follows:

	March 31, 2022	September 30, 2021
Management fees, Chief Executive Officer (CEO)	$30,000	$-
Bonus, CEO	100,000	-
Accounts payable, CTO	5,927	12,551
Total	$135,927	$12,551

NOTE 6 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.  As of March 31, 2022, and September 30, 2021, there were 376,815,718 and 296,236,627, respectively, common shares issued and outstanding.

During the six months ended March 31, 2022, the following shares of common stock were issued:

•	13,650,000 shares of common stock issued for the conversion of 13,650,000 shares of Series E Preferred Stock.

•	59,270,000 shares of common stock were issued for the conversion of 59,270,000 shares of Series F Preferred Stock.

•	6,750,000 shares of common issued for services. The Company valued the shares at $981,175, based on the price of the common stock on the date the Company agreed to issue the shares.

•

909,091 shares issued for payment of accounts payable. The amount of shares issued were based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued.  As of March 31, 2022, and September 30, 2021, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. During the six months ended March 31, 2022, the Company converted the 13,650,000 shares of Series E Preferred Stock to 13,650,000 shares of common stock. As of March 31, 2022, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. During the six months ended March 31, 2022, the Company sold 59,270,000 shares of Series F Preferred Stock at $0.05 per share and received proceeds of $2,963,750. During the six months ended March 31, 2022, the Company converted the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock. As of March 31, 2022, there were no shares of Series F Preferred Stock issued and outstanding.

Capital stock to be issued

As of September 30, 2021, the Company had $323,583 of capital stock to be issued. During the six months ended March 31, 2022, 4,000,000 shares of common stock was issued, which reduced the capital stock to be issued by $268,833. As of March 31, 2022, the Company has $54,750 of capital stock to be issued, which is included in the liability section of the unaudited condensed balance sheet presented herein.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, no valuation allowance has been recorded against the Company’s deferred tax assets as of June 30, 2021.

NOTE 9 - DEFERRED REVENUE

During the year ended September 30, 2021, the Company received $3,744 form a customer for a payment of a one- year subscription agreement. The subscription period is from August 2021 through July 2022, and accordingly the Company will recognize the revenue over such period. For the three and six months ended March 31, 2022, the Company recognized $936 and $1,873 of revenue. The remaining deferred revenue of $1,716 is recognized as deferred revenue on the condensed balance sheet included herein.

NOTE 10 - SUBSEQUENT EVENTS

On April 11, 2022, the Company issued 250,000 shares of restricted common stock to a consultant.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

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

Results of Operations for the three and six months ended March 31, 2022 and 2021:

Revenue

Revenues of $936 and $1,873 for the three and six months ended March 31, 2022, respectively, were from deferred revenue on subscription agreements being recognized. Revenues of $70,520 for the six months ended March 31, 2021, consist of hardware imbedded with our proprietary software, integration consulting services, tech support and product maintenance billed to the customer.

Cost of goods sold

Cost of goods sold was $25,277 for the six months ended March 31, 2021.

Operating expenses were $1,524,868 and $2,643,854 for the three and six months ended March 31, 2022, respectively, compared to $553,803 and $1,071,966, respectively, for the three and six months ended March 31, 2021.

	Three months ended March 31,		Six months ended March 31,
Description	2022	2021	2022	2021
Related party expenses (excluding stock-based expenses)	$173,801	$114,501	$600,020	$224,835
Stock based expenses	872,419	225,156	1,289,341	391,249
Stock based compensation, officers	39,063	39,063	78,126	78,126
Professional fees	94,623	54,060	205,919	120,679
Consulting expenses	47,250	24,150	65,700	47,817
Depreciation expense	11,904	9,920	23,808	17,910
Equipment and demo expenses	150,963	30,840	159,944	54,412
General and Administrative, officers	14,918	22,190	18,588	54,373
Auto, travel and entertainment	25,868	16,684	54,428	31,078
Rent expense	4,582	4,122	8,729	8,194
Investor relations	23,792	-	37,746	-
Other operating expenses	65,685	13,117	101,505	43,293
Total	$1,525,868	$553,803	$2,643,854	$1,071,966

Stock-based expenses increased in the current periods compared to the prior periods substantially as a result of $784,919 and $1,171,842 related to the amortization of stock-based compensation for the three and six months ended March 31, 2022, as well as the expense of $87,500 and $117,500 for shares issued and expensed for the three and six months ended March 31, 2022.

For the three and six months ended March 31, 2022, and 2021, the Company recorded expenses to related parties in the following amounts:

	Three months ended March 31,		Six months ended March 31,
Description	2022	2021	2022	2021
CEO-Management fees	$58,000	$36,000	$203,000	$72,000
Chief Technology Officer (CTO)	58,000	36,000	203,000	72,000
Chief Administration Officer (CAO)	45,000	30,000	165,000	60,000
Office rent and expenses	12,801	12,501	29,020	20,835
Total	$173,801	$114,501	$600,020	$224,835

During the three and six months ended March 31, 2022, equipment and demo expenses increased as a result of the Company utilizing existing inventory to be sent out for demo purposes.

The following tables set forth key components of our balance sheet as of March 31, 2022 and September 30, 2021.

	March 31, 2022	September 30, 2021

Current Assets	$2,552,229	$1,102,449

Property and Equipment	$146,798	$170,605

Total Assets	$2,699,027	$1,273,054

Current Liabilities	$278,223	$406,089

Total Liabilities	$278,223	$406,089

Stockholders’ Equity	$2,420,804	$866,245

Total Liabilities and Stockholders’ Equity	$2,699,027	$1,273,054

Liquidity and Capital Resources

Our current capital and our other existing resources will be sufficient to provide the working capital needed for our current business Additional capital will be required to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise addition. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. During the six months ended March 31, 2022, the Company has raised $2,963,500 from the sale of 59,270,000 shares of Series F Preferred Stock.

As of March 31, 2022, we had cash of $2,140,497 compared to $173,196 at September 30, 2021. As of March 31, 2022, we had current assets of $2,552,229 and current liabilities of $278,223, which resulted in working capital of $2,274,006. The current liabilities are comprised of accounts payable, accounts payable-related parties, accrued expenses, dividends payable and stock to be issued.

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

Operating Activities

For the six months ended March 31, 2022, net cash used in operating activities was $996,199 compared to $681,469 for the six months ended March 31, 2021. For the six months ended March 31, 2022, our net cash used in operating activities was primarily attributable to the net loss of $2,690,116, adjusted by stock-based compensation of $1,367,468 and depreciation of $23,808. Net changes of $302,642 in operating assets and liabilities decreased the cash used in operating activities.

For the six months ended March 31, 2021, net cash used in operating activities of $681,469 was primarily attributable to the net loss of $1,026,464, adjusted for non-cash expenses of stock- based expenses of $469,375 and depreciation of $17.910, and net changes of $142,290 in operating assets and liabilities.

Investing Activities

For the six months ended March 31, 2022, there was no cash used in investing activities and net cash used in investing activities was $34,249 for the six months ended March 31, 2021. The expenditures were for the purchases of office furniture and equipment.

Financing Activities

For the six months ended March 31, 2022, net cash provided by financing activities was $2,963,500, compared to $385,000 for the six months ended March 31, 2021. During the six months ended March 31, 2022, we received $2,963,500 of proceeds received pursuant to the sale of 59,270,000 shares of Series F Preferred Stock at $0.05 per share. For the six months ended March 31, 2021, the Company received $360,000 from the sale of preferred stock and $25,000 from the sale of 1,000,000 shares of common stock at $0.025 per share.

As of March 31, 2022, the Company had $2,140,497 in cash on hand.  Management believes the working capital is sufficient to meet its’ ongoing commitments for the next year and to begin executing on its’ business plan.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended December 31, 2021:

On March 22, 2022, the Company issued 250,000 shares of restricted common stock to a third-party investor, in exchange for consulting services provided to the Company. The shares were valued at $0.1432 per share, the market price on the date the Company agreed to issue the shares.

On March 22, 2022, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.35 per share, the market price on the date the Company agreed to issue the shares.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Incorporated by reference to the same exhibit to the registration statement filed by the Company on June 28, 2021.

** Incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 26, 2021.

*** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2022

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

