Form 10-K
period 2022-09-30
CYTTA CORP.
filed 2023-01-11
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2022, was $59,171,632 (computed using the closing price of the common stock on March 31, 2022, as reported by OTCMarkets.com).

As of January 4, 2023, 383,685,670 shares of common stock of the registrant were outstanding.

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

Corporate Matters

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of September 30, 2022 and 2021,, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. During the year ended September 30, 2021, the Company sold 13,650,000 shares of Series E Preferred Stock at $0.05 per share and received $682,500. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. During the year ended September 30, 2022, the Company converted the 13,650,000 shares of Series E Preferred Stock to 13,650,000 shares of common stock. As of September 30, 2022, there were no shares of Series E Preferred stock issued and outstanding.

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. During the year ended September 30, 2022, the Company sold 59,270,000 shares of Series F Preferred Stock at $0.05 per share and received proceeds of $2,963,750, and during the year ended September 30, 2022, the Company converted the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock. As of September 30, 2022, there were no shares of Series F Preferred Stock issued and outstanding.

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

The Company sustained losses during the years ended September 30, 2022 and 2021, and the Company had an accumulated deficit of in excess of $27,000,000 as of September 30, 2022. These conditions factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

We require substantial working capital to fund our business development plans, and we expect to experience significant negative cash flow from operations for at least the next six (6) months. We currently estimate that current available capital will be sufficient to meet our anticipated capital needs through March 31, 2023. Depending upon sales volume generated by our business during that time, we also anticipate the possibility of having to raise additional funds in order to achieve our plans and accomplish our immediate and longer-term business strategy. These additional funds likely will be raised through the issuance of Company’s securities in debt and/or equity financings. If we are unable to raise these additional funds on terms acceptable to us, we will be required to limit our expenditures for continuing our product development activities and expanding our sales and marketing operations, reduce our work force, or find alternatives to fund our business on terms that are not as favorable to the Company. Any such actions would impair our product development and expansion plans, reduce potential revenues, increase operating losses, and adversely affect the value of the Company.

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

As of January, 5, 2023, the Company’s executive officers and directors beneficially owned approximately 29% of the Company’s outstanding common stock. Additionally, we have issued 50,000 shares of Series D Preferred Stock to our CEO and member of the Board of Directors, Gary Campbell, which shares entitle Mr. Campbell to two-thirds of the total votes of all outstanding capital stock of the Company. By virtue of such stock ownership, our CEO is able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

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

Our share price may be volatile with wide fluctuations in response to several factors, including potential investors’ anticipated feeling regarding our results of operations; increased competition; and our ability or inability to generate future revenues. In addition, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, commodity prices, or international currency fluctuations. Additionally, stocks traded on the OTC Link are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock currently trades on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CYCA”.  The closing price of our common stock on January 4, 2023, was $0.084.

The Company’s transfer agent is Securities Transfer Corporation. It is located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093. Its phone number is (469) 633-0101. Its website is www.stctransfer.com.

Holders

As of September 30, 2022, the Company had 379,760,670 shares of our common stock issued and outstanding held by 249 holders of record.

Recent Sales of Unregistered Securities

On October 21, 2021, the Company issued 1,000,000 shares of restricted common stock to a consultant in exchange for consulting services provided to the Company. The shares were valued at $0.1423 per share.

On October 21, 2021, the Company issued 1,000,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.116 per share.

On October 21, 2021, the Company issued 500,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.116 per share.

On October 21, 2021, the Company issued 500,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.1028 per share.

On November 3, 2021, the Company issued 250,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.12 per share.

On November 3, 2021, the Company issued 1,000,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.16 per share.

On November 3, 2021, the Company issued 2,000,000 shares of restricted common stock to a consultant, in exchange for consulting services provided to the Company. The shares were valued at $0.1502 per share.

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

On December 31, 2021, the Company issued 200,000 shares of common stock upon the conversion of 200,000 shares of Series E Preferred Stock by an existing Company investor.

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

On December 31, 2021, the Company issued 400,000 shares of common stock upon the conversion of 400,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock by a third-party investor.

On December 31, 2021, the Company issued 1,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series E Preferred Stock by a third-party investor.

On December 31, 2021, the Company issued 500,000 shares of common stock upon the conversion of 500,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 100,000 shares of common stock upon the conversion of 100,000 shares of Series E Preferred Stock by an existing Company investor.

On December 31, 2021, the Company issued 200,000 shares of common stock upon the conversion of 200,000 shares of Series E Preferred Stock by a third-party investor.

On December 31, 2021, the Company issued 150,000 shares of common stock upon the conversion of 150,000 shares of Series E Preferred Stock to an existing Company investor.

On December 31, 2021, the Company issued 1,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series E Preferred Stock to a third-party investor.

On December 31, 2021, the Company issued 200,000 shares of common stock upon the conversion of 200,000 shares of Series E Preferred Stock to a third-party investor.

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

On July 5, 2022, the Company issued 500,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.139 per share, the market price on the date the Company agreed to issue the shares.

On July 5, 2022, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.1423 per share, the market price on the date the Company agreed to issue the shares.

On August 8, 2022, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.1698 per share, the market price on the date the Company agreed to issue the shares.

On August 8, 2022, the Company issued 325,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.154 per share, the market price on the date the Company agreed to issue the shares.

On August 8, 2022, the Company issued 714,286 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.14 per share, the market price on the date the Company agreed to issue the shares.

On August 8, 2022, the Company issued 155,666 shares of restricted common stock in payment of an account payable for services provided to the Company. The shares were valued at $0.1606 per share.

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

Results of Operations for the years ended September 30, 2022 and 2021:

The following tables set forth key components of our results of operations for the periods indicated:

	2022	2021

Revenue	$6,089	$94,626
COGS	$-	$41,872
Gross Profit	$6,089	$52,754

Operating Expenses	$5,058,255	$2,625,302

Operating Loss	$(5,052,166)	$(2,572,548)

Net Loss	$(5,100,102)	$(2,593,537)

Revenues of $6,089 for the year ended September 30, 2022, were from deferred revenue on subscription agreements being recognized. Revenues of $94,626 for the year ended September 30, 2021, consist of hardware imbedded with our proprietary software, integration consulting services, tech support and product maintenance billed to the customer.

For the year ended September 30, 2021 cost of revenues of $41,872 include the cost of hardware that were part of revenues for the year ended September 30, 2021.

Operating expenses were $5,058,255 and $2,625,302 for the years ended September 30, 2022, and 2021, respectively, as shown in the table below:

	September 30,
Description	2022	2021	Increase (decrease)
Stock based expenses	$2,178,973	$1,365,667	$813,306
Professional fees	414,633	196,317	218,316
Consulting expenses (excluding stock expenses)	627,657	173,735	453,922
Related party expenses (excluding stock expenses)	1,005,757	492,579	513,178
Depreciation expense	47,616	40,866	6,750
Equipment and demo expenses	305,762	69,035	236,727
General and Administrative officers	59,955	112,385	(52,430)
Auto, Travel and Meals and Entertainment	229,343	71,904	157,439
Rent expense	21,496	16,732	4,764
Transfer agent and filing fees	48,445	5,968	42,477
Bad debt expense	-	20,040	(20,040)
Other operating expenses	118,618	60,074	58,544
Total Operating expenses	$5,058,255	$2,625,302	$2,432,953

The following tables set forth key components of our balance sheet as of September 30, 2022 and 2021.

	2022	2021

Current Assets	$788,019	$1,102,449

Property and Equipment	$122,990	$170,605

Total Assets	$911,009	$1,273,054

Current Liabilities	$449,217	$406,810

Total Liabilities	$449,217	$406,810

Stockholders’ Equity	$461,792	$866,244

Total Liabilities and Stockholders’ Equity	$911,009	$1,273,054

Liquidity and Capital Resources

As of September 30, 2022, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had an accumulated deficit of $27,875,007 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

For the year ended September 30, 2022, we primarily funded our business operations with $2,963,500 of proceeds received pursuant to the sale of 59,270,000 shares of Series F Preferred Stock at $.05 per share.

As of September 30, 2022, we had cash of $755,122 as compared to $173,196 at September 30, 2021. As of September 30, 2022, we had current assets of $788,019 and current liabilities of $449,217, which resulted in working capital of $338,802. The current liabilities are comprised of accounts payable, accrued expenses, dividends payable and stock to be issued.

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

Operating Activities

For the year ended September 30, 2022, net cash used in operating activities was $2,381,574 compared to $1,313,536 for the year ended September 30, 2021.  For the year ended September 30, 2022, our net cash used in operating activities was primarily attributable to the net loss of $5,100,102, adjusted by stock-based compensation of $2,178,973 and depreciation of $47,615. Net changes of $491,940 in operating assets and liabilities decreased the cash used in operating activities.

For the year ended September 30, 2021, our net cash used in operating activities was primarily attributable to the net loss of $2,593,537, adjusted by stock-based compensation of $1,365,667 and depreciation of $40,866. Net changes of $126,532 in operating assets and liabilities increased the cash used in operating activities.

Investing Activities

There was no investment activity for the year ended September 30, 2022. For the year ended September 30, 2021, the net cash used in investing activities was $68,414. The expenditures were for the purchases of office furniture and equipment, including the purchase of and customization of a vehicle.

Financing Activities

For the year ended September 30, 2022, net cash provided by financing activities was $2,963,500, compared to $707,500 for the year ended September 30, 2021. during the year ended September 30, 2022, we received $2,963,500 pursuant to the sale of 59,270,000 shares of Series F Preferred Stock at $.05 per share. During the year ended September 30, 2021, we received $682,500 of proceeds received pursuant to the sale of 13,650,000 shares of Series E Preferred Stock at $0.05 per share and $25,000 from the sale of 1,000,000 shares of common stock at $0.025 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation were performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of September 30, 2022, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of September 30, 2022, as described below.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years ended September 30, 2022 and 2021:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years ended September 30, 2022, and 2021;

(ii)

our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at September 30, 2022, and 2021, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2022 and 2021.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Gary Campbell (1)	2022	223,000	100,000	-	-	-	-	323,000
Chief Executive Officer	2021	156,000	-	-	-	-	-	156,000

Michael Collins (2)	2022	223,000	150,000	-	-	-	-	373,000
Chief Technology Officer	2021	156,000	-	-	-	-	-	156,000

Michael Chermak	2022	165,000	90,000	-	-	-	-	255,000
Chief Administration Officer	2021	120,000	-	-	-	-	-	120,000

____________

(1)

For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Campbell of $15,000 per month from October 1, 2022 through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $100,000 to Mr. Campbell during the year ended September 30, 2022.  Of the expenses recorded during the year ended September 30, 2022, $130,000 (including the $100,000 bonus) has not been paid and is included in related party payables as September 30, 2022. For the fiscal year ended September 30, 2021, the Company incurred management fees to Mr. Campbell based on $12,000 per month from October 1, 2020, through May 31, 2021, and $15,000 per month beginning June 1, 2021.

(2)

For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Collins of $15,000 per month from October 1, 2022 through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $150,000 to Mr. Collins during the year ended September 30, 2022. Of the expenses recorded during the year ended September 30, 2022, $50,000 has not been paid and is included in related party payables as September 30, 2022. During the year ended September 30, 2021, the Company incurred management fees to Mr. Collins based on $12,000 per month from October 1, 2020 through May 31, 2021, and $15,000 per month beginning June 1, 2021.

(3)

For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Chermak of $10,000 per month from October 1, 2022 through December 31, 2021 and $15,000 per month from January 2022 through September 2022. The Company recorded a bonus of $90,000 to Mr. Chermak during the year ended September 30, 2022.  For the fiscal year ended September 30, 2021, the Company incurred management fees to Mr. Chermak of $10,000 per month.

Employment Agreements

The Company has no formal employment agreements with its officers and directors; however, the Company has orally agreed to compensate Mr. Campbell and Mr. Collins $20,000 each per month, effective February 1, 2022.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity during the last three years.

Option Grants

There were no options to purchase shares of our Common Stock issued and outstanding as of September 30, 2022, and 2021.

Outstanding Equity Awards At 2022 Fiscal Year-End

There were no outstanding equity awards for the years ended September 30, 2022, and 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of December 27, 2022, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of January 4, 2023, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:

Gary Campbell, CEO, CFO and Director	Common Stock	62,184,875	(2)	16.19%
	Series D Preferred Stock	50,000		100.0%

Michael Collins, CTO	Common Stock	30,100,000		7.84%

Eric Stephanson, Director	Common Stock	7,770,081		2.03%

Michael Chermak, CAO	Common Stock	12,500,000	(3)	3.26%

All directors and officers as a group	Common Stock	112,504,956	(2)	29.32%
	Series D Preferred Stock	50,000		100.0%

_____________

(1)

Percentages are based on 383,685,670 shares of the Company’s common stock, and 50,000 shares of Series D Preferred stock issued and outstanding as of January 4, 2023. Holder(s) of the Series D Preferred Stock have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders and each share of Series D Preferred Stock is convertible into 1 share of common stock.

(2)

Includes 9,900,000 shares of common stock in the name of Gary Campbell, 25,100,000 shares of common stock issued in the name of Lando Technologies, Inc. (“Lando”), 19,800,000 shares of common stock issued in the name of Unified Assets, Inc. (“Unified”), 5,668,208 shares of common stock issued in the name of TEKM Services, Inc. (“TEKM”), 166,667 shares of common stock issued in the name of Unified Financial, Inc. (“Financial”), 1,500,000 shares of common stock issued in the name Cytta Foundation (“CF”) and 50,000 shares of Series D Preferred Stock that are convertible into 50,000 shares of common stock, issued in the name of Financial. Lando, Unified, TEKM, CF and Financial are all controlled by Gary Campbell.

(3)	Includes 12,500,000 shares of common stock issued to Makena Investment Advisors, LLC, a limited liability corporation managed by Michael Chermak.

Item 13. Certain Relationships and Related Transactions

Related Party agreements and fees

For the years ended September 30, 2022, and 2021, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2022	2021
CEO-Management fees	$323,000	$156,000
Chief Technology Officer (CTO)	373,000	156,000
Chief Administration Officer (CAO)	391,720	276,252
Office rent and expenses	54,757	60,579
Total	$1,142,477	$648,831

For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Campbell of $15,000 per month from October 1, 2022 through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $100,000 to Mr. Campbell during the year ended September 30, 2022.  Of the expenses recorded during the year ended September 30, 2022, $130,000 has not been paid and is included in related party payables as September 30, 2022. For the year ended September 30, 2021, the Company paid $12,000 per month (through May 31, 2021) to its CEO and CTO, respectively, and $10,000 per month to its CAO). Effective June 1, 2021, the Company agreed to compensate the CEO and CTO $15,000 per month each.

For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Collins of $15,000 per month from October 1, 2022 through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $150,000 to Mr. Collins during the year ended September 30, 2022. Of the expenses recorded during the year ended September 30, 2022, $50,000 has not been paid and is included in related party payables as September 30, 2022.  During the year ended September 30, 2021, the Company incurred management fees to Mr. Collins based on $12,000 per month from October 1, 2020 through May 31, 2021, and $15,000 per month beginning June 1, 2021.

On April 1, 2020, the Company entered into a two-year agreement with Makena Investment Advisors, LLC (“Makena”). Makena is controlled by Mr. Chermak. Pursuant to the agreement, the Company issued Makena 12,500,000 shares of common stock and agreed to compensate Makena $10,000 per month beginning in August 2020. The monthly amount was increased to $15,000 beginning January 2022. The Company also paid a $90,000 bonus to Makena during the year ended September 30 2022. The shares were valued at $312,500 based on the market price of the common stock on the date of the agreement. The Company recognized $136,720 and $156,252 of stock-based compensation expense for the years ended September 30, 2022, and 2021, respectively, for these shares.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to annual lease payment of $50,000. For the years ended September 30, 2022, and 2021, the Company expensed $4,163 and $45,837, respectively, to rent expense pursuant to this sublease. On June 1, 2021, agreed to pay an additional $3,500 per month to the CTO for additional space and for the years ended September 30, 2022, and 2021, $42,000 and $14,000, respectively, is included in rent expense.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2022, and 2021.

	2022	2021
Audit Fees (1)	$47,000	$30,000
Total Fees	$47,000	$30,000

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

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63**
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
Date: January 11, 2023
	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 11, 2023	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

By:	/s/ Erik Stephansen
Erik Stephansen
Director

CYTTA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytta Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Cytta Corp. (the Company) as of September 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as September 30, 2022 and 202, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, As of September 30, 2022, the Company had an accumulated deficit of $27,875,007 and has also generated losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for the current audit period.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

January 11, 2023

CYTTA CORP

BALANCE SHEETS

	September 30,
	2022	2021
ASSETS
Current Assets
Cash	$755,122	$173,196
Accounts receivable	-	27,694
Inventory	-	78,765
Prepaid expenses	32,897	772,394
Vendor deposits	-	50,400
Total Current Assets	788,019	1,102,449

Property and equipment, net	122,990	170,605
TOTAL ASSETS	$911,009	$1,273,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$180,633	$46,055
Related party liabilities	180,407	12,551
Dividend payable	33,427	21,033
Deferred revenue	0	3,588
Stock to be issued	54,750	323,583
Total Current Liabilities	449,217	406,810

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity
Preferred stock PAR VALUE $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- (2022) and 13,650,000 (2021) issued and outstanding	-	13,650
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized and -0- issued and outstanding	-	-
Common stock par value $0.001; (500,000,000 shares authorized and 379,760,670 (2022) and 296,236,627 (2021) shares issued and outstanding)	379,761	296,237
Additional paid in capital	27,956,388	23,330,612
Accumulated Deficit	(27,875,007)	(22,774,905)
Total Stockholders' Equity	461,792	866,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$911,009	$1,273,054

The accompanying notes are an integral part of these statements

CYTTA CORP

STATEMENT OF OPERATIONS

	For the Year Ended September 30,
	2022	2021

Revenues	$6,089	$94,626
Cost of revenues	-	41,872
Gross Profit	6,089	52,754

Operating Expenses:
General and administration- related party expenses	1,142,477	648,831
General and administrative- other	3,915,778	1,976,471
Total operating expenses	5,058,255	2,625,302

Loss from Operations	(5,052,166)	(2,572,548)

Other expenses
Interest expense	48,831	21,784
Interest income	(895)	(795)
Total Other Expenses (Income)	47,936	20,989

Loss before income taxes	(5,100,102)	(2,593,537)
Provision for income taxes	-	-
Net loss	$(5,100,102)	$(2,593,537)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding Basic and diluted	358,355,926	294,491,512

The accompanying notes are an integral part of these statements

Cytta Corp.

Statement of Changes in Stockholders' Equity

The Year Ended September 30, 2022

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	-	$-	296,236,627	$296,237	$23,330,612	$(22,774,905)	$866,244

Common stock issued for services	-	-	-	-	-	-	-	-	9,539,286	9,539	1,397,611	-	1,407,150

Series F Preferred Stock issued for cash	-	-	-	-	-	-	59,270,000	59,270	-	-	2,904,230	-	2,963,500

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	1,064,757	1,065	323,935	-	325,000

Common Stock issued for conversion of Series E Preferred Stock	-	-	-	-	(13,650,000)	(13,650)	-	-	13,650,000	13,650	-	-	-

Common Stock issued for conversion of Series F Preferred Stock	-	-	-	-	-	-	(59,270,000)	(59,270)	59,270,000	59,270	-	-	-

Net loss for the year ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	(5,100,102)	(5,100,102)

Balances September 30, 2022	600,000	$600	50,000	$50	-	$-	-	$-	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Cytta Corp.

Statement of Changes in Stockholders' Equity

The Year Ended September 30, 2021

											Additional		Total
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2020	600,000	$600	50,000	$50	-	$-	-	$-	289,147,675	$289,148	$20,891,476	$(20,181,368)	$999,906

Common stock issued for cash	-	-	-	-	-	-	-	-	1,000,000	1,000	24,000	-	25,000

Common Stock issued for stock payable	-	-	-	-	-	-	-	-	17,280,000	17,280	414,720	-	432,000

Common stock issued for services	-	-	-	-	-	-	-	-	16,750,000	16,750	1,283,625	-	1,300,375

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	106,952	107	19,893	-	20,000

Series E Preferred Stock sold for cash	-	-	-	-	13,650,000	13,650	-	-	-	-	668,850	-	682,500

Common stock cancelled	-	-	-	-	-	-	-	-	(28,048,000)	(28,048)	28,048	-	-

Loss for the year ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	(2,593,537)	(2,593,537)
Balance September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	-	$-	296,236,627	$296,237	$23,330,612	$(22,774,905)	$866,244

The accompanying notes are an integral part of these statements

Cytta Corp.

Statements of Cash Flows

	For the Year Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,100,102)	$(2,593,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses for services	2,178,973	1,365,667
Depreciation expense	47,615	40,866
Changes in Operating Assets and Liabilities:
Inventory	78,765	(44,566)
Accounts Receivable	27,694	(27,694)
Prepaid expenses	(1,159)	(9,410)
Vendor deposits	50,400	(50,400)
Accounts payable and accrued liabilities	159,578	18,846
Accounts payable-related party	167,856	12,551
Dividend payable	12,394	21,033
Deferred revenue	(3,588)	3,588
Customer deposits	-	(50,480)
Net cash used in operating activities	(2,381,574)	(1,313,536)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(68,414)
Net cash used in investing activities	-	(68,414)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	2,963,500	707,500
Net cash provided by financing activities	2,963,500	707,500

NET CHANGE IN CASH	581,926	(674,450)
CASH AT BEGINNING OF YEAR	173,196	847,646
CASH AT END OF YEAR	$755,122	$173,196

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$1,407,150	$1,300,375
Common stock issued for accounts payable	$300,000	$20,000

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

September 30, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had an accumulated deficit of $27,875,007 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company intends to fund operations through equity financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future. During the year ended September 30, 2022, the Company sold 59,270,000 shares of Series F Preferred stock at $0.05 per share and received proceeds of $2,963,500.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2022, and 2021.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the year ended September 30, 2022 and 2021 is summarized as:

	September 30,
	2022	2021
Balance beginning of period	$772,394	$559,443
Value of common stock issued	894,841	1,261,750
Amortization of stock-based compensation	(1,635,492)	(1,058,209)
Other prepaid expense activity	1,154	9,410
	$32,897	$772,394

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods and component parts. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Inventory as of September 30, 2022,  2021, was $-0- and $78,765, respectively. During the year ended September 30, 2022, the Company reclassified $78,765 of inventory, as it was utilized for demonstration and research and development purposes, which is included in general and administrative expenses.

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

Recent Accounting Pronouncements

Other than the above there have no recent accounting pronouncements or changes in accounting pronouncements during the year ended September 30, 2022, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of September 30, 2022, and 2021:

	September 30,
	2022	2021
Property and equipment	$230,900	$230,900
Accumulated depreciation	(107,910)	(60,295)
Property and equipment, net	$122,990	$170,605

Depreciation expense was $47,615 and $40,866 for the years ended September 30, 2022 and 2021, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the years ended September 30, 2022, and 2021, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2022	2021
Management fees, Chief Executive Officer (CEO)	$323,000	$156,000
Chief Technology Officer (CTO)	373,000	156,000
Chief Administration Officer (CAO)	391,720	276,252
Office rent and expenses	54,757	60,579
Total	$1,142,477	$648,831

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. On January 1, 2022, the Company increased the monthly fee to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Of the CEO expenses, $30,000 is included in accounts payable, related parties on the balance sheet included herein. For the year ended September 30, 2022, the Company also recorded bonus expenses of $100,000, $150,000 and $90,000 for the CEO, CTO and CAO, respectively. The CEO’s bonus and $50,000 of the CTO’s bonus is included in accounts payable, related party on the balance sheet included herein. Included in the CAO’s compensation is the amortization of stock-based compensation expense of $136,720 and $156,252 for the years ended September 30, 2022, and 2021, respectively.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On June 1, 2021, agreed to pay an additional $3,500 per month to the CTO for additional space. Included in office rent for the years ended September 30, 2022, and 2021 is $46,163 and $56,337, respectively.

Accounts payable, related parties

As of September 30, 2022, and 2021, the Company owes $180,407 and $12,551, respectively to related parties as follows:

	September 30, 2022	September 30, 2021
Management fees, Chief Executive Officer (CEO)	$30,000	$-
Bonus, CEO	100,000	-
Bonus and accounts payable, CTO	50,407	12,551
Total	$180,407	$12,551

NOTE 6 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of September 30, 2022, and 2021, there were 379,760,670 and 296,236,627, respectively, common shares issued and outstanding.

During the year ended September 30, 2022, the following shares of common stock were issued:

•	13,650,000 shares of common stock issued for the conversion of 13,650,000 shares of Series E Preferred Stock.

•	59,270,000 shares of common stock were issued for the conversion of 59,270,000 shares of Series F Preferred Stock.

•	9,539,286 shares of common issued for services. The Company valued the shares at $1,407,150, based on the price of the common stock on the date the Company agreed to issue the shares.

•

1,064,757 shares issued for payment of $325,000 of accounts payable. The amount of shares issued were based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of September 30, 2022, and 2021, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of September 30, 2022, and 2021, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. During the year ended September 30, 2022, the holders converted the 13,650,000 shares of Series E Preferred Stock to 13,650,000 shares of common stock. As of September 30, 2022, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. During the year ended September 30, 2022, the Company sold 59,270,000 shares of Series F Preferred Stock at $0.05 per share and received proceeds of $2,963,750, and during the year ended September 30, 2022, the holders converted the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock. As of September 30, 2022, there were no shares of Series F Preferred Stock issued and outstanding.

Stock Payable (Capital stock to be issued)

As of September 30, 2021, the Company had $323,583 of capital stock to be issued. During the year ended September 30, 2022, 4,000,000 shares of common stock was issued, which reduced the capital stock to be issued by $268,833. As of September 30, 2022, and 2021, the Company has $54,750 and $323,583 of capital stock to be issued, which is included in the liability section of the balance sheets presented herein.

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

On July 19, 2022, the Company entered an Investor Awareness Advisory Services Agreement with a third party. Pursuant to the agreement in exchange for $10,000 per month over the three-month term (the “Term”) of the agreement, the third party will provide investor awareness advisory services (the “Services”). In addition, at the end of the Term, based upon the Company’s satisfaction with the Services, the Company will issue 500,000 shares of common stock to the provider’s designee. The shares were issued in December 2022.

On July 22, 2022 (the “Effective Date”), the Company entered a Platform Account Contract with a third party. Pursuant to the agreement in exchange for $25,000 (the “fee”) over the twelve-month term of the agreement, the third party will provide access to their Sequire Platform. The parties have agreed that the fee will be paid in shares of restricted common stock based on the price of the closing price of the Company’s common stock on the Effective Date of the agreement. On August 8, 2022, the Company issued 155,666 shares of restricted common stock in settlement of the fee.

On July 27, 2022 (the “Effective Date”), the Company entered a Marketing Services Agreement with a third party. Pursuant to the agreement in exchange for $100,000 (the “fee”) over the six-month term of the agreement, the third party will provide marketing services to the financial community. The parties have agreed that the fee will be paid in shares of restricted common stock based on the price of the closing price of the Company’s common stock on the Effective Date of the agreement. On August 8, 2022, the Company issued 714,286 shares of restricted common stock in settlement of the fee.

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. On August 8, 2022, the Company issued 325,000 shares and agreed to issue three additional tranches of 325,000 shares in ninety-day increments.

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

NOTE 8 - INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely- than not that some or all of the deferred tax assets will not be realized.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of September 30, 2022.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2022	2021
Pre-tax loss	$(5,100,102)	$(2,593,537)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(1,071,021)	(544,643)
Permanent differences	457,584	286,790
Change of valuation allowance	613,437	257,853
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30, 2022	September 30, 2021
Net operating losses carried forward	$1,638,878	$1,025,441
Less: Valuation allowance	(1,638,878)	(1,025,441)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of September 30, 2022.

As of September 30, 2022, the Company has approximately $7,804,000 net operating loss carryforwards available to reduce future taxable income. As of September 30, 2022, and 2021, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended September 30, 2022, and 2021, and no provision for interest and penalties is deemed necessary as of September 30, 2021, and 2020.

NOTE 9 - DEFERRED REVENUE

During the year ended September 30, 2021, the Company received $3,744 form a customer for a payment of a one- year subscription agreement. The subscription period is from August 2021 through July 2022, and accordingly the Company recognized the revenue over such period. For the year ended September 30, 2022, the Company recognized $3,588 of revenue from this agreement.

NOTE 10 – LICENSE AGREEMENT

On August 9, 2022, the Company signed an Intellectual Property License Agreement (the “IPLA”) with Reticulate Micro, Inc. (“RM”). Pursuant to the ten-year term (the “Term”) of IPPA, RM agreed to issue to the Company 5,100,000 shares of RM’s Class A Common Stock and a royalty of 5% of net sales during the Term in exchange for the licensing of the Company’s technology related to its’ SUPR ISR (the Superior Utilization of Processing Resources- Intelligence, Surveillance and Reconnaissance).

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ CTO is a founder, Director and President and Treasurer of RM. Mr. Chermak, the Company’s COO is a founder, Director and Vice-president and Secretary of RM. Mr. Ansari isa founder and Director of RM. RM has also agreed to issue 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. As of September 30, 2022, RM has 3,600,000 Class B Common Stock shares outstanding. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. Accordingly, as of September 30, 2022, the Company’s 5,100,000 shares of Class A Common Stock represent approximately 1.4% of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

The Company accounts for its interest in RM under the cost method of accounting. Due to RM just being formed at the time of the license agreement no value has been assigned to the investment.

NOTE 11 - SUBSEQUENT EVENTS

On November 16, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock over the one-year term of the agreement the third party will provide financial consulting services to the Company. On December 5, 2022, the Company issued 500,000 shares and agreed to issue 250,000 shares each at the beginning of months seven and eight of the agreement.

On December 2, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock.

On December 5, 2022, the Company issued 500,000 shares of restricted common stock pursuant to an Investor Awareness Advisory Agreement (see Note 7).

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

