Form 10-Q
period 2022-12-31
CYTTA CORP.
filed 2023-02-14
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2022

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

As of February 10, 2023, there were 383,685,670 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

CYTTA CORP
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current Assets
Cash	$143,341	$755,122
Accounts receivable	4,995	-
Prepaid expenses	26,927	32,897
Total Current Assets	175,263	788,019

Property and equipment, net	111,086	122,990
TOTAL ASSETS	$286,349	$911,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$282,009	$180,633
Related party liabilities	121,041	180,407
Dividend payable	33,427	33,427
Deferred revenue	26,763	-
Stock to be issued	54,750	54,750
Total Current Liabilities	517,990	449,217

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit)
Preferred stock PAR VALUE $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized
and 600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized
and 50,000 shares issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized
and -0- (December 31, 2022) and 13,650,000 (September 30, 2022) issued and outstanding)	-	-
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized
and -0- issued and outstanding)	-	-
Common stock par value $.001; (500,000,000 shares authorized
and 383,685,670 (December 31) and 379,760,670 (September 30) shares issued and outstanding)	383,686	379,761
Additional paid in capital	28,359,738	27,956,388
Accumulated Deficit	(28,975,715)	(27,875,007)
Total Stockholders' Equity (Deficit)	(231,641)	461,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$286,349	$911,009

The accompanying notes are an integral part of these statements

CYTTA CORP
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2022	2021

Revenues	$5,706	$937

Operating Expenses:
General and administration- related party expenses	177,868	465,282
General and administrative- other	928,575	653,704
Total operating expenses	1,106,443	1,118,986

Loss from Operations	(1,100,737)	(1,118,049)

Other expenses
Interest expense	26	46,057
Interest income	(55)	-
Total Other Expenses (Income)	(29)	46,057

Loss before income taxes	(1,100,708)	(1,164,106)
Provision for income taxes	-	-
Net loss	$(1,100,708)	$(1,164,106)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding Basic and diluted	380,882,100	300,648,716

The accompanying notes are an integral part of these statements

Cytta Corp. Statement of Changes in Stockholders' Equity (Deficit) The Three Months December 31, 2022 (Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance September 30, 2022	600,000	$600	50,000	$50	-	$-	-	$-	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Common stock issued for services	-	-	-	-	-	-	-	-	3,925,000	3,925	403,350	-	407,275

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	(1,100,708)	(1,100,708)

Balances December 31, 2022	600,000	$600	50,000	$50	-	$-	-	$-	383,685,670	$383,686	$28,359,738	$(28,975,715)	$(231,641)

Cytta Corp.
Statement of Changes in Stockholders' Equity
The Three Months Ended December 31, 2021
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	-	$-	296,236,627	$296,237	$23,330,612	$(22,774,905)	$866,244

Series F Preferred stock issued for cash	-	-	-	-	-	-	59,270,000	59,270	-	-	2,904,230	-	2,963,500

Common stock issued for services	-	-	-	-	-	-	-	-	6,250,000	6,250	852,850	-	859,100

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	909,091	909	299,091	-	300,000

Common stock issued for conversion of Series E Preferred Stock	-	-	-	-	(13,650,000)	(13,650)	-	-	13,650,000	13,650	-	-	-

Common stock issued for conversion of Series F Preferred Stock	-	-	-	-	-	-	(59,270,000)	(59,270)	59,270,000	59,270	-	-	-

Loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(1,164,106)	(1,164,106)

Balance December 31, 2021	600,000	$600	50,000	$50	0	$-	-	$-	376,315,718	$376,316	$27,386,783	$(23,939,011)	$3,824,738

The accompanying notes are an integral part of these statements

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,100,708)	$(1,164,106)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation expenses for services	407,275	455,985
Depreciation expense	11,904	11,904
Changes in Operating Assets and Liabilities:
Inventory	-	(52,300)
Accounts Receivable	(4,995)	27,694
Prepaid expenses	5,969	3,440
Vendor deposits	-	50,400
Accounts payable and accrued liabilities	101,376	4,533
Accounts payable-related party	(59,365)	128,682
Dividend payable	-	12,394
Deferred revenue	26,763	(936)
Net cash used in operating activities	(611,781)	(522,310)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	-	2,963,500
Net cash provided by financing activities	-	2,963,500

NET CHANGE IN CASH	(611,781)	2,441,190
CASH AT BEGINNING OF PERIOD	755,122	173,196
CASH AT END OF PERIOD	$143,341	$2,614,386

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$407,275	$560,267
Common stock issued for accounts payable	$-	$300,000

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

December 31, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006 under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had an accumulated deficit of $28,975,715 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2022, and 2021.

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the three months ended December 31, 2022 and 2021 is summarized as:

	December 31,
	2022	2021
Balance beginning of period	$32,897	$772,394
Value of common stock issued	-	860,267
Amortization of stock-based compensation	-	(425,985)
Other prepaid expense activity	(5,970)	(3,440)
	$26,927	$1,203,236

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods and component parts. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Inventory as of December 31, 2022, and 2021, was $-0- and $-0-, respectively.

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

Recent Accounting Pronouncements

Other than the above there have no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2022, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of December 31, 2022, and September 30, 2022:

	December 31, 2022	September 30, 2022
Property and equipment	$230,900	$230,900
Accumulated depreciation	(119,814)	(107,910)
Property and equipment, net	$111,086	$122,990

Depreciation expense was $11,904 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three months ended December 31, 2022, and 2021, the Company recorded expenses to related parties in the following amounts:

	Three months ended December 31,
	2022	2021
Management fees, Chief Executive Officer (CEO)	$60,000	$145,000
Chief Technology Officer (CTO)	60,000	145,000
Chief Administration Officer (CAO)	45,000	159,063
Office rent and expenses	12,868	16,219
Total	$177,868	$465,282

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. On January 1, 2022, the Company increased the monthly fee to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. For the three months ended December 31, 2021, the Company also recorded bonus expenses of $100,000, $100,000, and $90,000 for the CEO, CTO and CAO, respectively. Included in the CAO’s compensation for the three months ended December 31, 2021, is the amortization of stock-based compensation expense of $39,063.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, renewed he lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month to month basis. Included in office rent for the three months ended December 31, 2022, and 2021 is $10,500 and $14,663, respectively.

Accounts payable, related parties

As of December 31, 2022, and September 30, 2022, the Company owes $121,041 and $180,407 respectively to related parties as follows:

	December 31, 2022	September 30, 2022
Management fees, Chief Executive Officer (CEO)	$10,000	$30,000
Bonus, CEO	100,000	100,000
Bonus and accounts payable, CTO	11,041	50,407
Total	$121,041	$180,407

NOTE 6 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of December 31, 2022, and September 30, 2022, there were 383,685,670 and 379,760,670, respectively, common shares issued and outstanding.

During the three months ended December 31, 2022, the following shares of common stock were issued:

•	3,925,000 shares of common issued for services. The Company valued the shares at $407,275 based on the price of the common stock on the date the Company agreed to issue the shares.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of December 31, 2022, and September 30, 2022, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of December 31, 2022, and September 30, 2022, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. During the year ended September 30, 2022, the holders converted the 13,650,000 shares of Series E Preferred Stock to 13,650,000 shares of common stock. As of December 31, 2002, and September 30, 2022, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. During the year ended September 30, 2022, the Company sold 59,270,000 shares of Series F Preferred Stock at $0.05 per share and received proceeds of $2,963,750, and during the year ended September 30, 2022, the holders converted the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock. As of December 31, 2022, and September 30, 2022, there were no shares of Series F Preferred Stock issued and outstanding.

Stock Payable (Capital stock to be issued)

As of September 30, 2021, the Company had $323,583 of capital stock to be issued. During the year ended September 30, 2022, 4,000,000 shares of common stock was issued, which reduced the capital stock to be issued by $268,833. As of December 31, 2022, and September 30, 2022, the Company has $54,750 and $54,750, respectively, of capital stock to be issued, which is included in the liability section of the balance sheets presented herein.

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

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. The shares are to be issued on a pro-rata basis, whereby the initial shares were issued on August 8, 2022, with an additional issuance of 325,000 shares to be issued every 90 days thereafter. On December 2, 2022, the Company issued the second 325,000 shares and agreed to issue two additional tranches of 325,000 shares in ninety-day increments.

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

On December 5, 2022, the Company issued 1,200,000 shares of common stock for services rendered pursuant to a consulting agreement. The Company also agreed to pay a monthly of $5,000 per month. Additionally for the three months ended December 31, 2022, the Company recorded stock compensation expense of $55,393, for the obligation to issue 500,000 shares of restricted common stock.

NOTE 8 – LICENSE AGREEMENT

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

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ CTO is a founder, Director and President and Treasurer of RM. Mr. Chermak, the Company’s COO is a founder, Director and Vice-president and Secretary of RM. Mr. Ansari isa founder and Director of RM. RM has also agreed to issue 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. As of September 30, 2022, RM has 3,600,000 Class B Common Stock shares outstanding. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. Accordingly, as of December 31, 2022, and September 30, 2022, the Company’s 5,100,000 shares of Class A Common Stock represent approximately 1.39% and 1.4%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

The Company accounts for its interest in RM under the cost method of accounting. Due to RM just being formed at the time of the license agreement no value has been assigned to the investment.

NOTE 9 - INCOME TAXES

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of December 31, 2022, and September 30, 2022.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2022, and September 30, 2022.

As of December 31, 2022. And September 30, 2022, the Company has approximately $8,353,000 and $7,804,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of December 31, 2022, and September 30, 2022, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended December 31, 2022, and 2021, and no provision for interest and penalties is deemed necessary as of December 31, 2022 and September 30, 2022.

NOTE 10 - DEFERRED REVENUE

During the three months ended December 31, 2022, the Company delivered $32,633 in the aggregate of software products to customers under one year subscription periods. The Company records the agreed to amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. During the year ended September 30, 2021, the Company received $3,744 form a customer for a payment of a one- year subscription agreement. For the three months ended December 31, 2022, and 2021, the Company recognized $5,706 and $937, respectively, of revenue from these agreements. As of December 31, 2022, the balance of deferred revenues of $26,763 is included in the balance sheet.

NOTE 11 - SUBSEQUENT EVENTS

On January 3, 2023, the Company received $58,000 pursuant to a Licensing Agreement with Reticulate Micro. Pursuant to the license the Company issued a royalty free perpetual license for the software development of IGAN.

On January 10, 2023, the Company received $40,000 and issued a promissory note. The note matures January 10, 2024, and carries an 8% annual interest rate.

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

Results of Operations for the three months ended December 31, 2022 and 2021:

Revenues of $5,706 and $937 for the three months ended December 31, 2022, and 2021, respectively, were from deferred revenue on subscription agreements being recognized.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues increased for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, due to an increase in customers and the associated deferred revenue recognized on subscription agreements entered into and being recognized in the current quarter.

Operating expenses decreased by $12,543 for the three months ended December 31, 2022, over 2021 as shown in the table below:

	December 31,
Description	2022	2021
Stock based expenses	$551,668	$455,985
Professional fees	53,146	111,296
Consulting expenses (excluding stock expenses)	199,787	18,450
Related party expenses (excluding stock expenses)	177,868	426,219
Depreciation expense	11,904	11,904
Equipment and demo expenses	25,369	8,981
General and Administrative officers	1,606	3,670
Auto, Travel and Meals and Entertainment	25,530	28,560
Rent expense	6,116	4,147
Investor relations expense	31,162	13,954
Other operating expenses	22,287	35,820
Total Operating expenses	$1,106,443	$1,118,986

Stock-based expenses increased in the current period compared to the prior period. The current period expense includes $407,275 for the issuance of 3,925,000 shares to consultants. The expense is based on the price of the common stock on the dates the Company agreed to issued the shares.  The Company also recorded $144,393 of expense related to commitments the Company incurred during the three months ended December 31, 2022. The $144,393 is included in accounts payable and accrued expenses on the December 31, 2022, balance sheet. The expense of $455,985 for the three months ended December 31, 2021, was a result of the amortization of $425,985 for shares of common stock previously issued and $30,000 for the cost of 250,000 shares issued during the quarter ended December 31, 2021.

Professional fees decreased in the current period compared to the prior period, substantially due to lower legal fees of approximately $44,000 in the current period, due to less costs associated with the Skoblow case in the current period.

Consulting expenses increased during the three months ended December 31, 2022, compared to the three months ended December 31, 2021, substantially as a result of $134,300 expensed for consultants providing product development and software costs. Also, additional consulting costs related to sales and marketing and finance of $55,000 were recognized for the three months ended December 31, 2022.

Related party expenses decreased for the three months ended December 31, 2022, compared to the three months ended December 31, 2021 as follows:

	Three months ended December 31,
	2022	2021
Management fees, Chief Executive Officer (CEO)	$60,000	$145,000
Chief Technology Officer (CTO)	60,000	145,000
Chief Administration Officer (CAO)	45,000	120,000
Office rent and expenses	12,868	16,219
Total	$177,868	$426,219

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. On January 1, 2022, the Company increased the monthly fee to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. For the three months ended December 31, 2021, the Company also recorded bonus expenses of $100,000, $100,000, and $90,000 for the CEO, CTO and CAO, respectively. For the three months ended December 31, 2022, and 2021, the Company expensed $45,000 and $45,000 to its CAO, respectively.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, renewed he lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. Included in office rent and expenses for the three months ended December 31, 2022, and 2021 is $10,500 and $14,663, respectively.

Investor relations fee increased for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The increase was primarily a result of the Company engaging additional consultants as well the Company attending trade shows and conferences to expose the Company to potential investors.

The following tables set forth key components of our balance sheet as of December 31, 2022, and September 30, 2022.

	December 31, 2022	September 30, 2022

Current Assets	$175,263	$788,019

Property and Equipment	$111,086	$122,990

Total Assets	$286,349	$911,009

Current Liabilities	$517,990	$449,217

Total Liabilities	$517,990	$449,217

Stockholders’ Equity (Deficit)	$(231,641)	$461,792

Total Liabilities and Stockholders’ Equity	$286,349	$911,009

Liquidity and Capital Resources

As of December 31, 2022, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had an accumulated deficit of $28,975,715 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

As of December 31, 2022, we had cash of $143,341 compared to $755,122 at September 30, 2021. As of December 31, 2022, we had current assets of $175,263 and current liabilities of $517,990, which resulted in working capital deficiency of $342,727. The current liabilities are comprised of accounts payable, accounts payable-related parties, accrued expenses, deferred revenue and stock to be issued.

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

Operating Activities

For the three months ended December 31, 2022, net cash used in operating activities was $611,781 compared to $522,310 for the three months ended December 31, 2021. For the three months ended December 31, 2022, our net cash used in operating activities was primarily attributable to the net loss of $1,100,708, adjusted by stock-based compensation of $407,275 and depreciation of $11,904. Net changes of $69,748 in operating assets and liabilities decreased the cash used in operating activities.

For the three months ended December 31, 2021, our net cash used in operating activities was primarily attributable to the net loss of $1,164,106, adjusted by stock-based compensation of $455.985 and depreciation of $11,904. Net changes of $173,906 in operating assets and liabilities decreased the cash used in operating activities.

Investing Activities

For the three months ended December 31, 2022, and 2021, there was no cash used in investing activities.

Financing Activities

For the three months ended December 31, 2022, there were no financing activities. For the three months ended December 31, 2021, net cash provided by financing activities was $2,963,500, pursuant to the sale of 59,270,000 shares of Series F Preferred Stock at $0.05 per share.

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

Accounts Receivable

The Company records accounts receivable at the time products and services are delivered. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended December 31, 2022:

On December 2, 2022, the Company issued 500,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.086 per share, the market price on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 150,000 shares of restricted common stock to a former consultant. The shares were valued at $0.095 per share, the market price on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 500,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share, the market price on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.1199 per share, the market price on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 325,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.154 per share, the market price on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 1,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share, the market price on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 1,200,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.20 per share, the market price on the date the Company agreed to issue the shares.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended December 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: February 14, 2023

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

