Form 10-Q
period 2023-03-31
CYTTA CORP.
filed 2023-05-22
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2023

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

As of May 15, 2023, there were 402,815,420 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

CYTTA CORP

BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2023	2022
ASSETS
Current Assets
Cash	$214,183	$755,122
Prepaid expenses	118,622	32,897
Total Current Assets	332,805	788,019

Property and equipment, net	99,348	122,990
TOTAL ASSETS	$432,153	$911,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$253,912	$180,633
Related party liabilities	289,595	180,407
Dividend payable	33,427	33,427
Deferred revenue	18,646	-
Note payable	40,000	-
Convertible notes payable	60,000	-
Stock to be issued	-	54,750
Total Current Liabilities	695,580	449,217

Long Term Liabilities
Convertible notes payable, net of discount	19,706	-
Total Liabilities	715,286	449,217

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit)
Preferred stock PAR VALUE $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding	-	-
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized and -0- issued and outstanding	-	-
Common stock par value $0.001; (500,000,000 shares authorized and 392,815,420 (March31, 2023) and 379,760,670 (September 30, 2022) shares issued and outstanding)	392,816	379,761
Additional paid in capital	28,962,427	27,956,388
Accumulated Deficit	(29,639,026)	(27,875,007)
Total Stockholders' Equity (Deficit)	(283,133)	461,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$432,153	$911,009

The accompanying notes are an integral part of these statements

CYTTA CORP

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022

Revenues	$8,118	$936	$13,824	$1,873

Operating Expenses:
General and administration- related party expenses	225,616	212,864	403,484	678,146
General and administrative- other	434,505	1,312,004	1,363,080	1,965,708
Total operating expenses	660,121	1,524,868	1,766,564	2,643,854

Loss from Operations	(652,003)	(1,523,932)	(1,752,740)	(2,641,981)

Other expenses
Interest expense	11,308	2,078	11,334	48,135
Interest income	-	-	(55)	-
Total Other Expenses (Income)	11,308	2,078	11,279	48,135

Loss before income taxes	(663,311)	(1,526,010)	(1,764,019)	(2,690,116)
Provision for income taxes	-	-	-	-
Net loss	$(663,311)	$(1,526,010)	$(1,764,019)	$(2,690,116)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding Basic and diluted	386,784,983	376,366,281	383,800,112	338,298,054

The accompanying notes are an integral part of these statements

Cytta Corp.

Statement of Changes in Stockholders' Equity (Deficit)

The Three and Six Months March 31, 2023

(Unaudited)

													Total
	Series C Preferred		Series D Preferred		Series E Preferred		Series F Preferred				Additional		Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance September 30, 2022	600,000	$600	50,000	$50	-	$-	-	$-	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Common stock issued for services	-	-	-	-	-	-	-	-	3,925,000	3,925	403,350	-	407,275

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	(1,100,708)	(1,100,708)

Balances December 31, 2022	600,000	600	50,000	50	-	-	-	-	383,685,670	383,686	28,359,738	(28,975,715)	(231,641)

Common stock issued for services	-	-	-	-	-	-	-	-	3,825,000	3,825	271,475	-	275,300

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	750,000	750	38,625	-	39,375

Common stock issued for common stock payable	-	-	-	-	-	-	-	-	54,750	55	54,695	-	54,750

Common stock issued for accrued liabilities, related party	-	-	-	-	-	-	-	-	500,000	500	54,893	-	55,393

Common stock and warrants issued for cash	-	-	-	-	-	-	-	-	4,000,000	4,000	96,000	-	100,000

Warrants issued in conjunction with notes payable	-	-	-	-	-	-	-	-	-	-	87,001	-	87,001

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	(663,311)	(663,311)

Balances March 31, 2023	600,000	$600	50,000	$50	-	$-	-	$-	392,815,420	$392,816	$28,962,427	$(29,639,026)	$(283,133)

Cytta Corp.

Statement of Changes in Stockholders' Equity

The Three and Six Months Ended March 31, 2022

(Unaudited)

	Series C Preferred		Series D Preferred		Series E Preferred		Series F Preferred				Additional		Total
	Stock		Stock		Stock		Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	-	$-	296,236,627	$296,237	$23,330,612	$(22,774,905)	$866,244

Series F Preferred stock issued for cash	-	-	-	-	-	-	59,270,000	59,270	-	-	2,904,230	-	2,963,500

Common stock issued for services	-	-	-	-	-	-	-	-	6,250,000	6,250	852,850	-	859,100

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	909,091	909	299,091	-	300,000

Common stock issued for conversion of Series E Preferred Stock	-	-	-	-	(13,650,000)	(13,650)	-	-	13,650,000	13,650	-	-	-

Common stock issued for conversion of Series F Preferred Stock	-	-	-	-	-	-	(59,270,000)	(59,270)	59,270,000	59,270	-	-	-

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(1,164,106)	(1,164,106)
Balance December 31, 2021	600,000	600	50,000	50	-	-	-	-	376,315,718	376,316	27,386,783	(23,939,011)	3,824,738

Common stock issued for services	-	-	-	-	-	-	-	-	500,000	500	$121,575	-	122,075

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	(1,526,010)	(1,526,010)

Balances March 31, 2022	600,000	$600	50,000	$50	-	$-	-	$-	376,815,718	$376,816	$27,508,358	$(25,465,021)	$2,420,803

The accompanying notes are an integral part of these statements

Cytta Corp.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,764,019)	$(2,690,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses for services	929,607	1,367,468
Amortization of note discounts	6,707	-
Depreciation expense	23,642	23,808
Changes in Operating Assets and Liabilities:
Inventory	-	78,765
Accounts Receivable	-	27,694
Prepaid expenses	(85,726)	5,537
Vendor deposits	-	50,400
Accounts payable and accrued liabilities	(78,985)	6,348
Accounts payable-related party	109,189	123,376
Dividend payable	-	12,394
Deferred revenue	18,646	(1,872)
Net cash used in operating activities	(840,939)	(996,199)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	100,000	2,963,500
Proceeds from issuance of note payable	40,000	-
Proceeds from issuance of convertible notes payable	160,000	-
Net cash provided by financing activities	300,000	2,963,500

NET CHANGE IN CASH	(540,939)	1,967,301
CASH AT BEGINNING OF PERIOD	755,122	173,196
CASH AT END OF PERIOD	$214,183	$2,140,497

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for accounts payable	$30,000	$300,000
Common stock issued for accrued expenses, related party	$55,393	$-

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

March 31, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had an accumulated deficit of $29,639,026 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents as of March 31, 2023, and 2022.

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

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for six months ended March 31, 2023, and 2022, is summarized as:

	March 31,
	2023	2022
Balance beginning of period	$32,897	$772,394
Value of common stock issued	-	894,841
Amortization of stock-based compensation	-	(1,249,967)
Other prepaid expense activity	85,725	(5,536)
	$118,622	$411,732

Inventory

Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include finished goods and component parts. In evaluating the net realizable value of inventory, management also considers, if applicable, other factors, including known trends, market conditions, currency exchange rates and other such issues. Inventory as of March 31, 2023, and September 30, 2022, was $-0- and $-0-, respectively.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

In August 2020, the FASB issued Accounting Standards Update 2020-06 (ASU 2020-06). ASU 2020-06 eliminates the beneficial conversion feature and cash conversion models in Accounting Standards Codification 470-20 that require separate accounting for embedded conversion features in convertible instruments. The new guidance also eliminates some of the conditions that must be met for equity classification under ASC 815-40-25. The standard is effective for smaller reporting companies for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company chose to early adopt this standard. As a result, financial results contained herein are reported in accordance with this standard as applicable.”

The convertible debt issued by the company referred to in Note 7, did not require separate accounting for the conversion feature as it was not considered to be a derivative. The company issued warrants in connection with the debt financing and in accordance with ASC 470-20-25-2 the proceeds from the sale of the debt instruments have been allocated to the debt and warrants based on the relative fair value of the two components. The amount allocated to the warrants has been recorded as a debt discount to be amortized of the life of the note.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Recent Accounting Pronouncements

Other than the above there have no recent accounting pronouncements or changes in accounting pronouncements during the six months ended March 31, 2023, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of March 31, 2023, and September 30, 2022:

	March 31, 2023	September 30, 2022
Property and equipment	$230,900	$230,900
Accumulated depreciation	(131,552)	(107,910)
Property and equipment, net	$99,348	$122,990

Depreciation expenses was $11,738 and $23,642 for the three and six months ended March 31, 2023, respectively, and $11,904 and $23,808 for the three and six months ended March 31, 2022, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three and six months ended March 31, 2023, and 2022, the Company recorded expenses to related parties in the following amounts:

	Three months ended March 31,		Six months ended March 31,
Description	2023	2022	2023	2022
CEO-Management fees	$45,000	$58,000	$105,000	$203,000
Chief Technology Officer (CTO)	45,000	58,000	105,000	203,000
Chief Administration Officer (CAO), through January 31, 2023	10,000	45,000	55,000	165,000
Chief Operating Officer	20,000	-	20,000	-
Stock-based compensation expense, officers	92,747	39,063	92,747	78,126
Office rent and expenses	12,869	12,801	25,737	29,020
Total	$225,616	$212,864	$403,484	$678,146

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. On January 1, 2022, the Company increased the monthly fee to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. For the six months ended March 31, 2022, the Company also recorded bonus expenses of $100,000, $100,000, and $90,000 for the CEO, CTO and CAO, respectively. Included in the CAO’s compensation for the three and six months ended March 31, 2022, is the amortization of stock-based compensation expense of $39,063 and $78,126, respectively.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer of the Company. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. For the three and six months ended March 31, 2023, the Company recorded an expense of $22,525 related to the 250,000 shares per month for February and March 2023. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $35,530 is included in stock-based compensation expense for the three and six months ended March 31, 2023. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $34,692 is included in stock-based compensation expense for the three and six months ended March 31, 2023.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50000. On October 26, 2021, renewed he lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. Included in office rent for the three and six months ended March 31, 2023, is $10,500 and $21,000 respectively, and $10,500 and $25,163, for the three and six months ended March 31, 2022, respectively.

Accounts payable, related parties

As of March 31, 2023, and September 30, 2022, the Company owes $289,595 and $180,407 respectively to related parties as follows:

	March 31, 2023	September 30, 2022
Management fees, Chief Executive Officer (CEO)	$75,000	$30,000
Bonus, CEO	70,000	100,000
Management fees, CTO	30,000	-
Stock payable, COO	22,525	-
Option expense	70,222
Bonus and accounts payable, CTO	21,848	50,407
Total	$289,595	$180,407

NOTE 6 – NOTE PAYABLE

On January 10, 2023, the Company entered into a 8%, $40,000 face value promissory note with a third-party lender with a maturity date the earlier of the Company raising $1,000,000 in debt or equity, or January 10, 2024. The lender may extend the maturity date for an additional one year at their option by providing 30 day written notice to the Company before the maturity date.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On February 10, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the three and six months ended March 31, 2023, amortization of the debt discounts of $4,196 was charged to interest expense. As of March 31, 2023, the outstanding principal balance of this note was $50,000 with a carrying value of $10,780, net of unamortized discounts of $39,220. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On February 17, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matures on February 17, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at 1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On February 24, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matures on February 24, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On February 28, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $10,000, to an investor. The note bears an interest rate of 18% per annum and matures on February 28, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 3, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at 1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the three and six months ended March 31, 2023, amortization of the debt discounts of $2,511 was charged to interest expense. As of March 31, 2023, the outstanding principal balance of this note was $50,000 with a carrying value of $8,926, net of unamortized discounts of $41,074. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

NOTE 8 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of March 31, 2023, and September 30, 2022, there were 392,815,420 and 379,760,670, respectively, common shares issued and outstanding.

During the six months ended March 31, 2023, the following shares of common stock were issued:

•	7,750,000 shares of common issued for services. The Company valued the shares at $682,575 based on the price of the common stock on the date the Company agreed to issue the shares.

•	750,000 shares issued for payment of $30,000 of accounts payable. The value of the shares issued was $39,375 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $9,375 in stock-based compensation for the three and six months ended March 31, 2023.

•	54,750 shares of common stock were issued in settlement of stock payable.

•	4,000,000 shares of common stock were issued pursuant to a stock subscription agreement. The Company sold the shares $0.02 and sold 1) a warrant to purchase 2,000,000 shares of common stock for $5,000. The warrant has an exercise price of $0.02 and expires July 1, 2024. The Company also sold or $5,000 a warrant to purchase 100,000 shares of RM Stock for $1.00 with an expiry date of July 1, 2024.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of March 31, 2023, and September 30, 2022, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D Preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of March 31, 2023, and September 30, 2022, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of March 31, 2023, and September 30, 2022, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of March 31, 2023, and September 30, 2022, there were no shares of Series F Preferred Stock issued and outstanding.

Stock Payable (Capital stock to be issued)

As of September 30, 2021, the Company had $323,583 of capital stock to be issued. During the year ended September 30, 2022, 4,000,000 shares of common stock was issued, which reduced the capital stock to be issued by $268,833. During the six months ended March 31, 2023, the Company issued 54,750 shares of common stock. As of March 31, 2023, and September 30, 2022, the Company has $-0- and $54,750, respectively, of capital stock to be issued, which is included in the liability section of the balance sheets presented herein.

Stock Options

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the three and six months ended March 31, 2023, the Company has included $35,530 in stock-based compensation expense, related party.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the three and six months ended March 31, 2023, the Company has included $37,471 in stock-based compensation expense.

The following table summarizes activities related to stock options of the Company for the six months ended March 31, 2023.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2022	-	$-	-
Issued	20,000,000	$0.02	2.37
Outstanding at March 31, 2023	20,000,000	$0.02	2.25
Exercisable at March 31, 2023	-0-	$-0-	-

As of March 31, 2023, 20,000,000 options to purchase shares of common stock remain unvested and $1,106,193 of stock compensation expense remains unrecognized and is being expensed over a weighted average period of xx years from the date of the grant.

Warrants

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the three and six months ended March 31, 2023, the Company has included $34,692 in stock-based compensation expense, related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1,00 and an expiration date of July 1, 2024.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three and six months ended March 31, 2023, the Company recorded interest expense of $4,196.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1,00 and an expiration date of July 1, 2024.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three and six months ended March 31, 2023, the Company recorded interest expense of $2,511.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1,00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the three and six months ended March 31, 2023, the Company has included $52,046 in stock-based compensation expense.

The following table summarizes activities related to warrants of the Company for the six months ended March 31, 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	8,000,000	0.0225
Outstanding and exercisable at March 31, 2023	8,000,000	$0.0225	1.75

The following table summarizes activities related to warrants to purchase RM Stock from the Company for the six months ended March 31, 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	900,000	1.00	2.15
Outstanding and exercisable at March 31, 2023	900,000	$1.00	2.03

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On November 24, 2020, a plaintiff (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contended that the Company had breached a written contract, or, in the alternative was liable to the Plaintiff for unjust enrichment.  Cytta contended that no contract formation had ever occurred and that it had not been unjustly enriched by the Plaintiff. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and contended that in fact the Plaintiff owed money to Cytta. A bench trial was held in June of 2022.  In May of 2023, the Court which had presided over the bench trial ruled against the Plaintiff and in favor of Cytta, as to all of the Plaintiff’s claims against Cytta, all of which were rejected.  The Court also awarded damages to Cytta, and against the Plaintiff, on one of Cytta’s counterclaims.  Cytta is now in the process of seeking costs and fees against the Plaintiff.  It is not yet known whether the Plaintiff will appeal.

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

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. The shares are to be issued on a pro-rata basis, whereby the initial shares were issued on August 8, 2022, with an additional issuance of 325,000 shares to be issued every 90 days thereafter. On December 2, 2022, and February 14, 2023, the Company issued the second and third tranches, respectively of 325,000 shares.

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

On December 2, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock. The shares were issued March 22, 2023.

On December 5, 2022, the Company issued 1,200,000 shares of common stock for services rendered pursuant to a consulting agreement. The Company also agreed to pay a monthly of $5,000 per month. Additionally for the six months ended March 31, 2023, the Company recorded stock compensation expense of $55,393, for the obligation to issue 500,000 shares of restricted common stock. The shares were issued February 14, 2023.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer of the Company. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as an option to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Option”). The RM option has an exercise price of $1.00 per share and an expiry date of July 1, 2025.

On March 3, 2023, the Company entered Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) an option to purchase 250,000 shares of RM Stock at an exercise price of $1,00 per share with an expiry date of July 1, 2025. The warrant to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three and six months ended March 31, 2023, $74,942 is included in stock-based compensation expense. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three and six months ended March 31, 2023, $104,493 is included in stock-based compensation expense.

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

NOTE 11 - INCOME TAXES

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of March 31, 2023, and September 30, 2022.

As of March 31, 2023, and September 30, 2022, the Company has approximately $8,353,000 and $7,804,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of March 31, 2023, and September 30, 2022, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended March 31, 2023, and 2022, and no provision for interest and penalties is deemed necessary as of March 31, 2023, and September 30, 2022.

NOTE 12 - DEFERRED REVENUE

During the six months ended March 31, 2023, the Company delivered $32,470 in the aggregate of software products to customers under one year subscription periods. The Company records the agreed to amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the three and six months ended March 31, 2023, the Company recognized $8,117 and $13,824, respectively, of revenue from these agreements. For the three and six months ended March 31, 2022, the Company recognized $936 and $1,873, respectively, of revenue from these agreements. As of March 31, 2023, the balance of deferred revenues of $18,646 is included in the balance sheet.

NOTE 13 - SUBSEQUENT EVENTS

On May 4, 2023, in exchange for $50,000 the Company issued an 18% $50,000 convertible promissory note due May 4, 2024.

On May 11, 2023, the Company issued 5,000,000 shares of common stock to a consultant pursuant to a Revised Consulting Agreement.

On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement.

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

THE COMPANY

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

Results of Operations for the three and six months ended March 31, 2023, and 2022:

Revenues were $8,118 and $13,824 for the three and six months ended March 31, 2023, respectively, compared to $936 and $1,873 for the three and six months ended March 31, 2022, respectively. All of the revenue for the three and six months ended March 31, 2023, and 2022, was the result of the recognition of deferred revenue of subscription agreements.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues increased for the three and six months ended March 31, 2023, compared to the three an six months ended March 31, 2022, due to an increase in customers and the associated deferred revenue recognized on subscription agreements entered and being recognized in the current three and six months.

Operating expenses decreased by $864,747 and $877,290, respectively, for the three and six months ended March 31, 2023, compared to three and six months ended March 31, 2022, as shown in the table below:

	Three months ended March 31,		Six months ended March 31,
Description	2023	2022	2023	2022
Related party expenses (excluding stock-based expenses)	$132,869	$173,801	$310,737	$600,020
Stock based expenses	285,192	872,419	836,860	1,289,341
Stock based compensation, officers	92,747	39,063	92,747	78,126
Professional fees	60,409	94,623	113,555	205,919
Consulting expenses	100	47,250	199,887	65,700
Depreciation expense	11,738	11,904	23,642	23,808
Equipment and demo expenses	416	150,963	25,785	159,944
General and Administrative, officers	6,288	14,918	7,894	18,588
Auto, travel and entertainment	21,900	25,868	47,430	54,428
Rent expense	6,575	4,582	12,691	8,729
Investor relations	19,250	23,792	50,412	37,746
Other operating expenses	22,637	65,685	44,924	101,505
Total	$660,121	$1,524,868	$1,766,564	$2,643,854

For the three and six months ended March 31, 2023, and 2022, the Company recorded expenses to related parties in the following amounts:

	Three months ended March 31,		Six months ended March 31,
Description	2023	2022	2023	2022
CEO-Management fees	$45,000	$58,000	$105,000	$203,000
Chief Technology Officer (CTO)	45,000	58,000	105,000	203,000
Chief Administration Officer (CAO)	10,000	45,000	55,000	165,000
Chief Operation Officer (COO)	20,000	-	20,000	-
Office rent and expenses	12,869	12,501	25,737	29,020
Total	$132,869	$173,801	$310,737	$600,020

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. On January 1, 2022, the Company increased the monthly fee to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. For the six months ended March 31, 2022, the Company also recorded bonus expenses of $100,000, $100,000, and $90,000 for the CEO, CTO and CAO, respectively.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, renewed he lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. Included in office rent for the three and six months ended March 31, 2023, is $10,500 and $21,000 respectively, and $10,500 and $25,163, for the three and six months ended March 31, 2022, respectively.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (COO) of the Company. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000.

Stock based compensation, officers for the three and six months ended March 31, 2023, was comprised pursuant to the agreement with the COO to issue 250,000 shares per month, to be certificated semi-annually. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as an option to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Option”). The RM option has an exercise price of $1.00 per share and an expiry date of July 1, 2025. For the three and six months ended March 31, 2023, the Company recorded an expense of $22,525 related to the 250,000 shares per month for February and March 2023. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $35,530 is included in stock-based compensation expense for the three and six months ended March 31, 2023. The Company valued the RM Option at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $34,692 is included in stock-based compensation expense for the three and six months ended March 31, 2023.

Stock based compensation, officers for the three and six months ended March 31, 2022, included the amortization of stock-based compensation expense of $39,063 and $78,126, respectively, for shares previously issued to the CAO.

Stock based expense for the three and six months ended March 31, 2023, were related to shares issued to consultants of $195,675 and $747,343, respectively, as well as the amortization of warrants of $89,517 for the three and six months ended March 31, 2023. Stock-based expenses for the three and six months ended March 31, 2022, of $784,919 and $1,171,842 were related to the amortization of stock-based compensation as well as the expense of $87,500 and $117,500 for shares issued and expensed for the three and six months ended March 31, 2022.

During the three and six months ended March 31, 2022, equipment and demo expenses decreased due to the Company during the three- and six-months ending March 31, 2022, sent existing inventory out for demo purposes.

Professional fees decreased in the current periods compared to the prior periods, substantially due to lower legal fees due to less costs associated with the Skoblow case in the current period.

Consulting expenses decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, and increased for the six months ended March 31, 2023, compared to the six months ended March 31, 2022. For the six months ended March 31, 2023, additional consulting costs related to sales and marketing and finance of $88,587 were recognized for the six months ended March 31, 2023.

Investor relations fees decreased for the three months ending March 31, 2023, compared to the three months ending March 31, 2022, and increased for the six months ended March 31, 2023, compared to the six months ended March 31, 2022. The six-month increase was primarily a result of the Company engaging additional consultants as well the Company attending trade shows and conferences to expose the Company to potential investors.

The following tables set forth key components of our balance sheet as of March 31, 2023, and September 30, 2022.

	March 31, 2023	September 30, 2022

Current Assets	$332,805	$788,019

Property and Equipment	$99,348	$122,990

Total Assets	$432,153	$911,009

Current Liabilities	$695,580	$449,217

Total Liabilities	$715,286	$449,217

Stockholders’ Equity (Deficit)	$(283,133)	$461,792

Total Liabilities and Stockholders’ Equity	$432,153	$911,009

Liquidity and Capital Resources

As of March 31, 2023, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had an accumulated deficit of $29,639,026 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

As of March 31, 2023, we had cash of $214,183 compared to $755,122 on September 30, 2022. As of March 31, 2023, we had current assets of $332,805 and current liabilities of $695,580, which resulted in working capital deficiency of $362,775. The current liabilities are comprised of accounts payable, accounts payable-related parties, accrued expenses, note payable, convertible notes payable and deferred revenue.

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

Operating Activities

For the six months ended March 31, 2023, net cash used in operating activities was $840,939 compared to $996,199 for the six months ended March 31, 2022. For the six months ended March 31, 2023, our net cash used in operating activities was primarily attributable to the net loss of $1,764,019, adjusted by stock-based compensation of $929,607 depreciation of $23,642 and non-cash interest expense of $6,707. Net changes of $36,876 in operating assets and liabilities increased the cash used in operating activities.

For the six months ended March 31, 2022, our net cash used in operating activities was primarily attributable to the net loss of $2,690,116, adjusted by stock-based compensation of $1,367,468 and depreciation of $23,808. Net changes of $302,642 in operating assets and liabilities decreased the cash used in operating activities.

Investing Activities

For the six months ended March 31, 2023, and 2022, there was no cash flows in investing activities.

Financing Activities

For the six months ended March 31, 2023, cash provided by financing activities was $300,000; comprised of $100,000 from sale of common stock and warrants, $160,000 from the issuance of convertible promissory notes and $40,000 from the issuance of a promissory note. For the six months ended March 31, 2022, net cash provided by financing activities was $2,963,500, pursuant to the sale of 59,270,000 shares of Series F Preferred Stock at $0.05 per share.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On November 24, 2020, a plaintiff (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contended that the Company had breached a written contract, or, in the alternative was liable to the Plaintiff for unjust enrichment.  Cytta contended that no contract formation had ever occurred and that it had not been unjustly enriched by the Plaintiff. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and contended that in fact the Plaintiff owed money to Cytta. A bench trial was held in June of 2022.  In May of 2023, the Court which had presided over the bench trial ruled against the Plaintiff and in favor of Cytta, as to all of the Plaintiff’s claims against Cytta, all of which were rejected.  The Court also awarded damages to Cytta, and against the Plaintiff, on one of Cytta’s counterclaims.  Cytta is now in the process of seeking costs and fees against the Plaintiff.  It is not yet known whether the Plaintiff will appeal.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended March 31, 2023:

On February 14, 2023, the Company issued 2,000,000 shares of common stock for $40,000.

On February 14, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.086 per share, the market price on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 500,000 shares of common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.11076 per share, the market price on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.139 per share, the market price on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 2,000,000 shares of restricted common stock to an existing Company shareholder in exchange for consulting services provided to the Company. The shares were valued at $0.04 per share, the market price on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 325,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.154 per share, the market price on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 54,750 shares of restricted common stock, in exchange for the settlement of stock payable.

On March 22, 2023, the Company issued 2,000,000 shares of common stock for $40,000.

On March 22, 2023, the Company issued 750,000 shares of restricted common stock in settlement of $30,000 of accounts payable.

On March 22, 2023, the Company issued 1,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.089 per share, the market price on the date the Company agreed to issue the shares.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: May 22, 2023

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

