Form 10-K
period 2023-09-30
CYTTA CORP.
filed 2024-01-12
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2023, was $16,191,132 (computed using the closing price of the common stock on March 31, 2023, as reported by OTCMarkets.com).

As of January 10, 2024, 434,718,920 shares of common stock of the registrant were outstanding.

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

PART I

Item 1. Description of Business

Organization

Cytta Corp. (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Since 2014, Cytta has focused on developing and marketing advanced streaming and integrated communication products, using technology based upon the SUPR (Superior Utilization of Processing Resources) video compression codec/algorithm and our IGAN (Incident Global Area Network) incident command proprietary software solutions. Cytta currently develops, markets, and distributes proprietary video streaming products and services that improve how video is streamed, consumed, transferred, and stored in enterprise environments.

The Company's proprietary CyttaCOMMS incident management system offers real-time integration of video and audio streams, enabling improved collaboration and providing ongoing, relevant, actionable intelligence. Their innovative new product, CyttaCARES, is a game-changer in ensuring the safety and well-being of individuals in educational institutions and beyond. Cytta's CyttaCOMP ISTAR (Intelligence, Surveillance, Target Acquisition and Reconnaissance) technology delivers real-time compression of video streams with ultra-low latency, even in low bandwidth environments in conjunction with their compression Licensee Reticulate Micro, Inc.

We also offer a combination of technical and consulting services, proprietary software products, hardware products utilizing our software and system integration team to meet the needs of customers. Cytta places extreme value on satisfying our customers’ needs with innovative well-engineered, high-quality products and service solutions.

Cytta’s proprietary SUPR Intelligence, Surveillance and Reconnaissance (ISR) technology designated CyttaCOMP, is now licensed to Reticulate Micro, Inc., CyttaCOMP, is at the core of our products and is the most potent software codec commercially available. CyttaCOMP is explicitly designed for realtime streaming of HD, 4K, and higher resolution video while requiring only limited bandwidth and minimal computational resources.

Cytta’s IGAN Incident Command System (ICS) system seamlessly streams and integrates all available video and audio sources during emergencies, enabling sharing of multiple video and audio inputs. The IGAN ICS introduces immediate real-time video and audio situational awareness, which is valuable for police, firefighters, first responders, emergency medical workers, industry, environmental and emergencies, security, military, and all their command centers in any emergency.The IGAN technology powers, Cytta’s SaaS Based COMMS system creates an integrated communications platform which seamlessly streams all available video and audio sources in all critical situations, for first responders enabling real time event and interactive mapping information. Also based upon the IGAN technology, Cytta’s CARES (Crisis Alert and Response Emergency System) system is an innovative SAAS solution designed to enhance safety and security in educational institutions especially during emergency situations. This comprehensive system provides real-time alerts, rapid two-way secure video communication, and efficient response coordination with live location tracking to emergency response teams.

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

Corporate Matters

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of September 30, 2023 and 2022, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. During the year ended September 30, 2021, the Company sold 13,650,000 shares of Series E Preferred Stock at $0.05 per share and received $682,500. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. During the year ended September 30, 2022, the Company converted the 13,650,000 shares of Series E Preferred Stock to 13,650,000 shares of common stock. As of September 30, 2023, and 2022, there were no shares of Series E Preferred stock issued and outstanding.

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. During the year ended September 30, 2022, the Company sold 59,270,000 shares of Series F Preferred Stock at $0.05 per share and received proceeds of $2,963,750, and during the year ended September 30, 2022, the Company converted the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock. As of September 30, 2023, and 2022, there were no shares of Series F Preferred Stock issued and outstanding.

Products

SUPR (Superior Utilization of Processing Resources) Product (CyttaCOMP)

Cytta’s proprietary, secure video compression technology offers, what we believe is, superior streaming in HD/4K/8K as compared to common open standard codec/algorithms and is licensed to Reticulate Micro, Inc. SUPR is an entirely unique, ground-up design that is a patented software codec/algorithm for video compression, which operates differently from MPEG-based codec/algorithms (H.264, H.265, VP9). SUPR performs exceptionally well in bandwidth-challenged environments where other video compression solutions cannot operate or do so poorly.

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

On August 9, 2022, the Company signed an Intellectual Property License Agreement (the “IPLA”) with Reticulate Micro, Inc. (“RM”). Pursuant to the ten-year term (the “Term”) of IPLA, RM agreed to issue to the Company 5,100,000 shares of RM’s Class A Common Stock and a royalty of 5% of net sales during the Term in exchange for the licensing of the Company’s technology related to its’ SUPR ISR (the Superior Utilization of Processing Resources- Intelligence, Surveillance and Reconnaissance).

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

The IGAN technology powers, Cytta’s SaaS Based COMMS system creates an integrated communications platform which seamlessly streams all available video and audio sources in all critical situations, for first ressponders enabling real time event and interactive mapping information. Also based upon the IGAN technology, Cytta’s CARES (Crisis Alert and Response Emergency System) system is an innovative SAAS solution designed to enhance safety and security in educational institutions especially during emergency situations. This comprehensive system provides real-time alerts, rapid two-way secure video communication, and efficient response coordination with a live location tracking to emergency response teams.

The IGAN ICS system resides in Cytta’s secure cloud

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

Intellectual Property

The original SUPR compression codec/algorithm and related industry knowhow and experience was acquired from Michael Collins, in 2013. Our current SUPR software codec/algorithm video compression technology is wholly owned by Cytta and has been licensed to Reticulate Micro, Inc.

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

The Company sustained losses during the years ended September 30, 2023, and 2022, and the Company had an accumulated deficit of in excess of $32,600,000 as of September 30, 2023. These conditions factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

We require substantial working capital to fund our business development plans, and we expect to experience significant negative cash flow from operations for at least the next six (6) months. We currently estimate that current available capital will be sufficient to meet our anticipated capital needs through March 31, 2024. Depending upon sales volume generated by our business during that time, we also anticipate the possibility of having to raise additional funds in order to achieve our plans and accomplish our immediate and longer-term business strategy. These additional funds likely will be raised through the issuance of Company’s securities in debt and/or equity financings. If we are unable to raise these additional funds on terms acceptable to us, we will be required to limit our expenditures for continuing our product development activities and expanding our sales and marketing operations, reduce our work force, or find alternatives to fund our business on terms that are not as favorable to the Company. Any such actions would impair our product development and expansion plans, reduce potential revenues, increase operating losses, and adversely affect the value of the Company.

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

As of January 5, 2024, the Company’s executive officers and directors beneficially owned approximately 23% of the Company’s outstanding common stock. Additionally, we have issued 50,000 shares of Series D Preferred Stock to our CEO and member of the Board of Directors, Gary Campbell, which shares entitle Mr. Campbell to two-thirds of the total votes of all outstanding capital stock of the Company. By virtue of such stock ownership, our CEO is able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

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

There are presently no legal actions pending against the Company or to which it or any of its property are subject, nor to its knowledge are any such proceedings contemplated. However, any legal action in the future will result in costs of defense that would be variable and would be expected to increase as compared to historic legal expenses incurred by the Company. Additionally, the Company anticipates a general increase in legal counsel cost going forward due to the increased compliance costs of running a public company and the legal work that may be necessary for implementing the Company’s business plan of expansion.

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

ITEM 3. LEGAL PROCEEDINGS.

On November 24, 2020, a plaintiff (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contended that the Company had breached a written contract, or, in the alternative was liable to the Plaintiff for unjust enrichment.  Cytta contended that no contract formation had ever occurred and that it had not been unjustly enriched by the Plaintiff. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and contended that in fact the Plaintiff owed money to Cytta. A bench trial was held in June of 2022.  In May of 2023, the Court which had presided over the bench trial ruled against the Plaintiff and in favor of Cytta, rejecting all the Plaintiff’s claims against Cytta.  The Court also awarded damages to Cytta, and against the Plaintiff, on one of Cytta’s counterclaims, and subsequently also ruled that Cytta is entitled to recover certain of its costs and fees from the Plaintiff.  The Plaintiff’s lawyer subsequently withdrew from representing the Plaintiff.  The Plaintiff thereafter filed a pro se appeal without a lawyer.  That Pro Se appeal has now been dismissed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock currently trades on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CYCA”.  The closing price of our common stock on January 5, 2024, was $0.0298.

The Company’s transfer agent is Securities Transfer Corporation. It is located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093. Its phone number is (469) 633-0101. Its website is www.stctransfer.com.

Holders

As of September 30, 2023, the Company had 426,831,170 shares of our common stock issued and outstanding held by 249 holders of record.

Recent Sales of Unregistered Securities

On December 2, 2022, the Company issued 500,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.086 per share, the market price, on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 150,000 shares of restricted common stock to a former consultant. The shares were valued at $0.095 per share, the market price, on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 500,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share, the market price, on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.1199 per share, the market price, on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 325,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.154 per share, the market price, on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 1,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share, the market price, on the date the Company agreed to issue the shares.

On December 2, 2022, the Company issued 1,200,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.10 per share, the market price, on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 2,000,000 shares of common stock for $40,000.

On February 14, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.086 per share, the market price, on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 500,000 shares of common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.11076 per share, the market price, on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.139 per share, the market price, on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 2,000,000 shares of restricted common stock to an existing Company shareholder in exchange for consulting services provided to the Company. The shares were valued at $0.04 per share, the market price on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 325,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.154 per share, the market price, on the date the Company agreed to issue the shares.

On February 14, 2023, the Company issued 54,750 shares of restricted common stock, in exchange for the settlement of stock payable.

On March 22, 2023, the Company issued 2,000,000 shares of common stock for $40,000.

On March 22, 2023, the Company issued 750,000 shares of restricted common stock in settlement of $30,000 of accounts payable.

On March 22, 2023, the Company issued 1,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.089 per share, the market price, on the date the Company agreed to issue the shares.

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

On July 10, 2023, the Company issued 15,000,000 shares to the Company’s President as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.0406 per share, the market price, on the date the Company agreed to issue the shares.

On July 10, 2023, the Company issued 250,000 shares , in exchange for consulting services provided to the Company. The Company valued the shares at $0.0406 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.0481 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.0495 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 1,500,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.041 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 5,000,000 shares to the Company’s President as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.041 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.139 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.086 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 250,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.086 per share, the market price, on the date the Company agreed to issue the shares.

On September 7, 2023, the Company issued 325,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.154 per share, the market price, on the date the Company agreed to issue the shares.

On September 27, 2023, the Company issued 90,000 shares of restricted common stock in settlement of $2,250 of accrued interest.

On September 27, 2023, the Company issued 45,000 shares of restricted common stock in settlement of $1,125 of accrued interest.

On September 27, 2023, the Company issued 45,000 shares of restricted common stock in settlement of $1,125 of accrued interest.

On September 27, 2023, the Company issued 18,000 shares of restricted common stock in settlement of $450 of accrued interest.

On September 27, 2023, the Company issued 90,000 shares of restricted common stock in settlement of $2,250 of accrued interest.

On September 27, 2023, the Company issued 114,750 shares of restricted common stock in settlement of $2,869 of accrued interest.

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

Results of Operations for the years ended September 30, 2023, and 2022:

The following tables set forth key components of our results of operations for the periods indicated:

	2023	2022

Revenue	$30,059	$6,089
COGS	$-	$-
Gross Profit	$30,059	$6,089

Operating Expenses	$4,651,490	$5,058,255

Operating Loss	$(4,621,431)	$(5,052,166)

Net Loss	$(4,728,473)	$(5,100,102)

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues increased for the year ended September 30, 2023, compared to the year ended September 30, 2022, due to an increase in customers and the associated deferred revenue recognized on subscription agreements entered and being recognized in the current three and nine months.

Operating expenses were $4,651,490 and $5,058,255 for the years ended September 30, 2023, and 2022, respectively, as shown in the table below:

	September 30,
Description	2023	2022	Increase (decrease)
Stock based expenses	$3,136,341	$2,178,973	$957,368
Professional fees	216,782	414,633	(197,851)
Consulting expenses (excluding stock expenses)	409,537	479,164	(69,627)
Related party expenses (excluding stock expenses)	465,737	1,005,757	(540,020)
Depreciation expense	45,432	47,616	(2,186)
Equipment and demo expenses	26,184	305,762	(279,578)
General and Administrative officers	16,100	59,955	(43,855)
Auto, Travel and Meals and Entertainment	69,978	229,343	(159,365)
Rent expense	25,767	21,496	4,271
Transfer agent and filing fees	35,604	48,445	(12,841)
Investor relations	120,670	148,493	(27,823)
Other operating expenses	83,358	118,618	(35,260)
Total Operating expenses	$4,651,490	$5,058,255	$(406,765)

The following tables set forth key components of our balance sheet as of September 30, 2023, and 2022.

	2023	2022

Current Assets	$1,661,800	$788,019

Long term assets	$639,334	$122,990

Total Assets	$2,301,134	$911,009

Current Liabilities	$2,561,493	$449,217

Total Liabilities	$2,561,493	$449,217

Stockholders’ Equity (deficit)	$(260,359)	$461,792

Total Liabilities and Stockholders’ Equity	$2,301,134	$911,009

Liquidity and Capital Resources

As of September 30, 2023, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had an accumulated deficit of $32,603,480 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

For the year ended September 30, 2023, we primarily funded our business operations with our cash on hand as of October 1, 2023, and from the issuances of convertible notes of $1,215,000, note payable of $40,000 and proceeds of $100,000 from the sale of common stock.

As of September 30, 2023, we had cash of $674,824 compared to $755,122 at September 30, 2022. As of September 30, 2023, we had current assets of $1,661,800 and current liabilities of $2,561,493, which resulted in working capital deficit of $899,693. The current liabilities are comprised of accounts payable and accrued expenses, related party payables, convertible note payable, notes payable, dividends payable and stock to be issued.

Operating Activities

For the year ended September 30, 2023, net cash used in operating activities was $1,435,298 compared to $2,381,574 for the year ended September 30, 2022.  For the year ended September 30, 2023, our net cash used in operating activities was primarily attributable to the net loss of $4,728,473, adjusted by stock-based compensation of $3,136,341, amortization and depreciation expenses of $84,222 and loss on debt extinguishment of $20,171. Net changes of $52,441 in operating assets and liabilities decreased the cash used in operating activities.

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

Investing Activities

There was no investment activity for the years ended September 30, 2023, and 2022.

Financing Activities

For the year ended September 30, 2023, net cash provided by financing activities was $1,355,000, compared to $2,963,500 for the year ended September 30, 2022. During the year ended September 30, 2023, we received $1,215,000 from the issuances of convertible notes, $40,000 from the issuance of a note payable, and proceeds of $100,000 from the sale of common stock.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation were performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of September 30, 2023, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of September 30, 2023 as described below.

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

ITEM 9B. OTHER INFORMATION

None.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Name	Age	Position
Gary Campbell	69	CEO, CFO, Secretary and Director
Erik Stephansen	59	President and Director
Natalia Sokolova	47	President and COO

Gary Campbell, CEO, CFO, Secretary and Director

Mr. Campbell, age 69, was President, Secretary and Director of Cytta from 2010 to 2013. In 2013, Mr. Campbell became CEO and CFO, as well as Secretary and Director, a status he maintains today. Since joining Cytta, Mr. Campbell has led the development of Cytta’s video compression and remote patient monitoring technology. Mr. Campbell has over 30 years’ experience in leadership roles in the technology industry. Mr. Campbell has degrees in both Commerce and Law from the University of British Columbia, Canada.

We believe that Mr. Campbell’s legal and business expertise and background experience, along with his direct experience as our CEO, gives him valuable insight into coordinating the oversight of the Company and makes him a valuable member of our Board of Directors.

Erik Stephansen, President and Director

Mr. Stephansen, age 59, joined Cytta as President and Director in 2013. Mr. Stephansen assists with the development and integration of Cytta technologies. Mr. Stephansen is also currently CEO and President of LAM Aviation, a FAA technology partner developing Angle-of-Attack and Loss of Control prevention wing systems.

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

Natalia Sokolova, President and Chief Operating Officer

Ms. Sokolova, age 47, holds the positions of President and COO at Cytta Corp. under a consulting contract which is reviewed annually. In 2006, Ms. Sokolova was the founder and manager of SGG World LLC (SGG). SGG is a US based Family Office and a strategic consulting firm through which provides consulting. Ms. Sokolova has over two decades of experience in global entrepreneurship, strategic growth, and innovation. Her specific expertise lies in the safety and security technology sector, encompassing fintech, DeFi, video streaming and compression, cyber security, web3, and AI. Natalia started her career at the U.S. Chamber of Commerce in Washington, DC, working for the Director of the International Division, European Affairs. Ms. Sokolova graduated Magna Cum Laude in 1998 with a dual major in Finance and International Business from University of Maryland, College Park.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years ended September 30, 2023, and 2022:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years ended September 30, 2023, and 2022;

(ii)

our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at September 30, 2023, and 2022, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2023, and 2022.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Gary Campbell (1)	2023	195,000	-	-	-	-	-	195,000
Chief Executive Officer	2022	223,000	100,000	-	-	-	-	323,000

Michael Collins (2)	2023	105,000	-	-	-	-	-	105,000
Chief Technology Officer	2022	223,000	150,000	-	-	-	-	373,000

Natalia Sokolova	2023	85,000	-	1,096,875	280,889	-	-	1,462,764
President and Chief Operating Officer (3)	2022	-	-	-	-	-	-	-

Michael Chermak	2023	55,000	-	-	-	-	-	55,000
Chief Administration Officer (4)	2022	165,000	90,000	-	-	-	-	255,000

____________

(1)

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Campbell of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through September 2023. For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Campbell of $15,000 per month from October 1, 2022, through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $100,000 to Mr. Campbell during the year ended September 30, 2022.  Of the expenses incurred above $180,000 (including the $100,000 bonus) has not been paid and is included in related party payables as of September 30, 2023.

29

(2)

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Collins of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through March 2023. For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Collins of $15,000 per month from October 1, 2022, through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $150,000 to Mr. Collins during the year ended September 30, 2022. Of the expenses recorded above $30,000 has not been paid and is included in related party payables as September 30, 2023. As of March 31, 2023, the Company was no longer compensating Mr. Collins.

(3)

For the fiscal year ended September 30, 2023, the Company incurred management fees to Ms. Sokolova of $10,000 per month from February 1, 2023, through August 31, 2023; and $15,000 in September 2023. On May 11, 2023, the Company issued 5,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $200,000 ($0.04 per share, the market price, on the date the Company agreed to issue the shares). On July 10, 2023, the Company issued 15,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $609,000 ($0.0406 per share, the market price, on the date the Company agreed to issue the shares). On September 7, 2023, the Company issued 5,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $205,000 ($0.041 per share, the market price, on the date the Company agreed to issue the shares). On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted Ms. Sokolova an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $142,121 in stock-based compensation expense. The Company also granted Ms. Sokolova a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $138,768 in stock-based compensation expense.

(4)

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Chermak of $15,000 per month from October 1, 2022, through December 31, 2022; and $10,000 for January 2023. Mr. Chermak resigned in January 2023. For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Chermak of $10,000 per month from October 1, 2022, through December 31, 2021, and $15,000 per month from January 2022 through September 2022. The Company recorded a bonus of $90,000 to Mr. Chermak during the year ended September 30, 2022.

Employment Agreements

The Company has no formal employment agreements with its officers and directors; however, the Company has orally agreed to compensate Mr. Campbell and Ms. Sokolova $15,000 each per month, effective October 1, 2023.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity during the last three years.

Option Grants

During the year ended September 30, 2023, the following options to purchase common stock were granted.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $142,121 in stock-based compensation expense, related party.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the year ended September 30, 2023, the Company has included $262,297 in stock-based compensation expense.

As of September 30, 2023, 15,000,000 options to purchase shares of common stock remain unvested and $684,777 of stock compensation expense remains unrecognized and is being expensed over a weighted average period of 2.37 years from the date of the grant.

There were no options to purchase shares of our Common Stock issued and outstanding as of September 30, 2022.

Warrant Grants

During the year ended September 30, 2023, the following options to purchase common stock were granted.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $138,768 in stock-based compensation expense, related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2024.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the year ended September 30, 2023, the Company recorded interest expense of $19,867.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2024.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the year ended September 30, 2023, the Company recorded interest expenses of $18,923.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the year ended September 30, 2023, the Company has included $364,324 in stock-based compensation expenses.

As of September 30, 2023, there are warrants outstanding to purchase 8,000,000 shares of common stock of the Company. And warrants to purchase 900,000 shares of common stock of Reticulate Micro owned by the Company.

Outstanding Equity Awards At 2023 Fiscal Year-End

There were no outstanding equity awards for the years ended September 30, 2023, and 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of January 4, 2024, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of January 4, 2024, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:

Gary Campbell, CEO, CFO and Director	Common Stock	62,184,875	(2)	14.29%
	Series D Preferred Stock	50,000		100.0%

Erik Stephansen, Director	Common Stock	7,770,081		1.79%

Natalia Sokolova, President and COO	Common Stock	30,422,222	(3)	6.96%

All directors and officers as a group	Common Stock	100,327,178	(4)	22.96%
	Series D Preferred Stock	50,000		100.0%

Michael Collins	Common Stock	30,100,000		6.92%

(1)

Percentages are based on 434,718,920 shares of the Company’s common stock, and 50,000 shares of Series D Preferred stock issued and outstanding as of January 4, 2024. Holder(s) of the Series D Preferred Stock have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders and each share of Series D Preferred Stock is convertible into 1 share of common stock.

32

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

(3)	Includes 28,200,000 shares of common stock issued to SGG World, LLC, a limited liability corporation managed by Natalia Sokolova and options to purchase 2,222,222 shares of common stock.

(4)

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

Item 13. Certain Relationships and Related Transactions

Related Party agreements and fees

For the years ended September 30, 2023, and 2022, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2023	2022
CEO-Management fees	$195,000	$323,000
Chief Technology Officer (CTO) through March 31, 2023	105,000	373,000
Chief Administration Officer (CAO) resigned January 2023	55,000	391,720
President and Chief Operating Officer (COO)	1,462,764	-
Office rent and expenses	25,737	54,757
Total	$1,843,501	$1,142,477

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Campbell of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through September 2023. For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Campbell of $15,000 per month from October 1, 2022, through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $100,000 to Mr. Campbell during the year ended September 30, 2022.  Of the expenses incurred above $180,000 (including the $100,000 bonus) has not been paid and is included in related party payables as of September 30, 2023.

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Collins of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through March 2023. For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Collins of $15,000 per month from October 1, 2022, through December 31, 2021; $18,000 for January 2022 and $20,000 per month from February 2022 through September 2022. The Company recorded a bonus of $150,000 to Mr. Collins during the year ended September 30, 2022. Of the expenses recorded above $30,000 has not been paid and is included in related party payables as September 30, 2023. As of March 31, 2023, the Company was no longer compensating Mr. Collins.

For the fiscal year ended September 30, 2023, the Company incurred management fees to Ms. Sokolova of $10,000 per month from February 1, 2023, through August 31, 2023; and $15,000 in September 2023. On May 11, 2023, the Company issued 5,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $200,000 ($0.04 per share, the market price, on the date the Company agreed to issue the shares). On July 10, 2023, the Company issued 15,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $609,000 ($0.0406 per share, the market price, on the date the Company agreed to issue the shares). On September 7, 2023, the Company issued 5,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $205,000 ($0.041 per share, the market price, on the date the Company agreed to issue the shares). On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted Ms. Sokolova an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $142,121 in stock-based compensation expense. The Company also granted Ms. Sokolova a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $138,768 in stock-based compensation expense.

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Chermak of $15,000 per month from October 1, 2022, through December 31, 2022; and $10,000 for January 2023. Mr. Chermak resigned in January 2023. For the fiscal year ended September 30, 2022, the Company incurred management fees to Mr. Chermak of $10,000 per month from October 1, 2022, through December 31, 2021, and $15,000 per month from January 2022 through September 2022. The Company recorded a bonus of $90,000 to Mr. Chermak during the year ended September 30, 2022.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. Included in office rent for the year ended September 30, 2023, and 2022, is $21,000, and $46,163, respectively.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2023, and 2022.

	2023	2022
Audit Fees (1)	$57,000	$47,000
Total Fees	$57,000	$47,000

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

Cytta Corp.

Date: January 12, 2024	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 12, 2024	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

By:	/s/ Erik Stephansen
Erik Stephansen
Director

CYTTA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cytta Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Cytta Corp. (the Company) as of September 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, As of September 30, 2023, the Company had an accumulated deficit of $32,603,480 and has also generated losses since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

January 12, 2024

CYTTA CORP
BALANCE SHEETS

	September 30,
	2023	2022
ASSETS
Current Assets
Cash	$674,824	$755,122
Prepaid expenses	986,976	32,897
Total Current Assets	1,661,800	788,019

Prepaid expenses, non-current	561,776
Property and equipment, net	77,558	122,990
TOTAL ASSETS	$2,301,134	$911,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$546,335	$180,633
Related party liabilities	772,532	180,407
Dividend payable	33,427	33,427
Deferred revenue	2,411	-
Note payable	40,000	-
Convertible notes payable, net of discount	1,166,788	-
Stock to be issued	0	54,750
Total Current Liabilities	2,561,493	449,217

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit)
Preferred stock par value $0.001; (100,000,000 shares authorized) Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding	-	-
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized and -0- issued and outstanding	-	-
Common stock par value $0.001; (500,000,000 shares authorized and 426,831,170 (September 30, 2023) and 379,760,670 (September 30, 2022) shares issued and outstanding)	426,832	379,761
Additional paid in capital	31,915,639	27,956,388
Accumulated Deficit	(32,603,480)	(27,875,007)
Total Stockholders' Equity (Deficit)	(260,359)	461,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,301,134	$911,009

The accompanying notes are an integral part of these statements

CYTTA CORP
STATEMENT OF OPERATIONS

	For the Year Ended September 30,
	2023	2022

Revenues	$30,059	$6,089

Operating Expenses:
General and administration - related party expenses	1,843,501	1,142,477
General and administrative - other	2,807,989	3,915,778
Total operating expenses	4,651,490	5,058,255

Loss from Operations	(4,621,431)	(5,052,166)

Other expenses
Interest expense	107,192	48,831
Interest income	(150)	(895)
Total Other Expenses	107,042	47,936

Loss before income taxes	(4,728,473)	(5,100,102)
Provision for income taxes	-	-
Net loss	$(4,728,473)	$(5,100,102)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding Basic and diluted	396,241,022	358,355,926

The accompanying notes are an integral part of these statements

Cytta Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

The Year Ended September 30, 2023

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance September 30, 2022	600,000	$600	50,000	$50	-	$-	-	$-	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Common stock and warrants issued for services	-	-	-	-	-	-	-	-	41,575,000	41,575	2,134,244	-	2,175,819

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	1,440,750	1,441	65,999	-	67,440

Common stock issued for common stock payable	-	-	-	-	-	-	-	-	54,750	55	54,695	-	54,750

Options and warrants vested to purchase common stock	-	-	-	-	-	-	-	-	-	-	1,521,312	-	1,521,312

Common stock and warrants issued for cash	-	-	-	-	-	-	-	-	4,000,000	4,000	96,000	-	100,000

Warrants issued in conjunction with notes payable	-	-	-	-	-	-	-	-	-	-	87,001	-	87,001

Net loss for the year ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	-	(4,728,473)	(4,728,473)
Balance September 30, 2023	600,000	$600	50,000	$50	-	$-	-	$-	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
The Year Ended September 30, 2022

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2021	600,000	$600	50,000	$50	13,650,000	$13,650	-	$-	296,236,627	$296,237	$23,330,612	$(22,774,905)	$866,244

Series F Preferred stock issued for cash	-	-	-	-	-	-	59,270,000	59,270	-	-	2,904,230	-	2,963,500

Common stock issued for services	-	-	-	-	-	-	-	-	9,539,286	9,539	1,397,611	-	1,407,150

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	1,064,757	1,065	323,935	-	325,000

Common stock issued for conversion of Series E Preferred Stock	-	-	-	-	(13,650,000)	(13,650)	-	-	13,650,000	13,650	-	-	-

Common stock issued for conversion of Series F Preferred Stock	-	-	-	-	-	-	(59,270,000)	(59,270)	59,270,000	59,270	-	-	-

Net loss for the year ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	(5,100,102)	(5,100,102)
Balance September 30, 2022	600,000	$600	50,000	$50	0	$-	0	$-	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

The accompanying notes are an integral part of these statements

Cytta Corp.
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,728,473)	$(5,100,102)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation expenses for services	3,136,341	2,178,973
Amortization of note discounts	38,790	-
Loss on debt extinguishment	20,171	-
Depreciation expense	45,432	47,615
Changes in Operating Assets and Liabilities:
Inventory	-	78,765
Accounts Receivable	-	27,694
Prepaid expenses	(49,282)	(1,159)
Vendor deposits	-	50,400
Accounts payable and accrued liabilities	69,718	159,578
Accounts payable-related party	29,594	167,856
Dividend payable	-	12,394
Deferred revenue	2,411	(3,588)
Net cash used in operating activities	(1,435,298)	(2,381,574)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	100,000	2,963,500
Proceeds from issuance of note payable	40,000	-
Proceeds from issuance of short-term convertible notes payable	1,215,000	-
Proceeds from issuance of long-term convertible notes payable	-	-
Net cash provided by financing activities	1,355,000	2,963,500

NET CHANGE IN CASH	(80,298)	581,926
CASH AT BEGINNING OF PERIOD	755,122	173,196
CASH AT END OF PERIOD	$674,824	$755,122

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for accounts payable and accrued liabilities	$118,218	$300,000
Common stock issued for accrued expenses, related party	$55,393	$-

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

September 30, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had an accumulated deficit of $32,603,480 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company intends to fund operations through equity and/or debt financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future. During the year ended September 30, 2023, the Company sold 4,000,000 shares of common stock at $0.025 per share and received proceeds of $100,000, issued $1,215,000 of convertible notes and $40,000 of promissory notes and in exchange for the note issuances received $1,255,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2023, and 2022.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the years ended September 30, 2023, and 2022 is summarized as:

	September 30,
	2023	2022
Balance beginning of period	$32,897	$772,394
Value of common stock issued	2,399,708	894,841
Amortization of stock-based compensation	(933,135)	(1,635,492)
Other prepaid expense activity	49,282	1,154
Sub-total	1,548,752	32,897
Less non-current portion	561,776	-
Prepaid expenses, current portion	$986,976	$32,897

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

.

Stock-based compensation

The Company accounts for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in  (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Recent Accounting Pronouncements

Other than the above there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended September 30, 2023, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of September 30, 2023, and 2022:

	September 30,
	2023	2022
Property and equipment	$230,900	$230,900
Accumulated depreciation	(153,342)	(107,910)
Property and equipment, net	$77,558	$122,990

Depreciation expense was $45,432 and $47,615 for the years ended September 30, 2023, and 2022, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the years ended September 30, 2023, and 2022, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2023	2022
Management fees, Chief Executive Officer (CEO)	$195,000	$323,000
Chief Technology Officer (CTO) through April 30, 2023	105,000	373,000
Chief Administration Officer (CAO) through January 31, 2023	55,000	255,000
President and Chief Operating Officer (COO)	85,000	-
Stock-based compensation expense, officers	1,377,764	136,720
Office rent and expenses	25,737	54,757
Total	$1,843,501	$1,142,477

Effective June 1, 2021, the Company increased the monthly fee paid to its’ CEO and CTO, from $12,000 to $15,000, respectively. On January 1, 2022, the Company increased the monthly fee to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. Effective April 1, 2023, the Company was no longer compensating the CTO and did not incur any additional office rent and expenses. For the year ended September 30, 2022, the Company also recorded bonus expenses of $100,000, $100,000, and $90,000 for the CEO, CTO and CAO, respectively. Stock-based compensation expense, officers for the year ended September 30, 2022, is the amortization of stock-based compensation expense.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. For the year ended September 30, 2023, the Company recorded an expense of $82,875 related to the 250,000 shares per month. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $142,121 is included in stock-based compensation expense for the year ended September 30, 2023. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $138,768 is included in stock-based compensation expense for the year ended September 30, 2023. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the year ended September 30, 2023. On July 10, 2023, the Company issued 15,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.0406 per share and included stock-based compensation expense-related party of $609,000 for the year ended September 30, 2023. On September 7, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.041 per share and included stock-based compensation expense-related party of $205,000 for the year ended September 30, 2023.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. Included in office rent for the year ended September 30, 2023, and 2022, is $21,000, and $46,163, respectively.

Accounts payable, related parties

As of September 30, 2023, and 2022, the Company owes $772,532 and $180,407, respectively, to related parties as follows:

	September 30, 2022	September 30, 2022
Management fees, Chief Executive Officer (CEO)	$110,000	$30,000
Bonus, CEO	70,000	100,000
Stock to be issued President and COO	562,532	-
Fees, bonus, and accounts payable, former CTO	30,000	50,407
Total	$772,532	$180,407

NOTE 6 - NOTE PAYABLE

On January 10, 2023, the Company entered into an 8%, $40,000 face value promissory note with a third-party lender with a maturity date the earlier of the Company raising $1,000,000 in debt or equity, or January 10, 2024. The lender may extend the maturity date for an additional one year at their option by providing 30 days written notice to the Company before the maturity date. The note is currently in default and the Company is negotiating an extension with the lender.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On February 10, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the year ended September 30, 2023, amortization of the debt discounts of $19,867 was charged to interest expense. As of September 30, 2023, the outstanding principal balance of this note was $50,000 with a carrying value of $26,451, net of unamortized discounts of $23,549. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

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

On March 3, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the year ended September 30, 2023, amortization of the debt discounts of $18,923 was charged to interest expense. As of September 30, 2023, the outstanding principal balance of this note was $50,000 with a carrying value of $25,337, net of unamortized discounts of $24,663. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On May 3, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on May 3, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.02, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

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

The Company has the following convertible notes payable outstanding as of September 30, 2023:

SCHEDULE OF NOTES PAYABLE

Convertible note payable, interest at 18%, matures February 17, 2024	$25,000
Convertible note payable, interest at 18%, matures February 24, 2024	25,000
Convertible note payable interest at 18%, matures February 28, 2024	10,000
Convertible note payable interest at 18%, matures May 3, 2024	50,000
Convertible note payable interest at 18%, matures June 16, 2024	500,000
Convertible note payable $50,000 face value, interest at 18%, matures July 1, 2024, net of discount of $23,549	26,451
Convertible note payable $50,000 face value, interest at 18%, matures July 1, 2024, net of discount of $24,663	25,337
Convertible note payable interest at 18%, matures August 2, 2024	500,000
Convertible note payable interest at 18%, matures August 2, 2024	5,000
Convertible notes payable, net of discount of $48,212	$1,166,788

NOTE 8 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of September 30, 2023, and 2022, there were 426,831,170 and 379,760,670, respectively, common shares issued and outstanding.

During the year ended September 30, 2023, the following shares of common stock were issued:

•	41,575,000 shares of common issued for services. The Company valued the shares at $2,175,819 based on the price of the common stock on the date the Company agreed to issue the shares.

•

1,440,750 shares issued for payment of $47,269 of accounts payable and accrued interest. The value of the shares issued was $67,440 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $20,171 in loss on debt extinguishment for the year ended September 30, 2023.

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

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of September 30, 2023, and 2022, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 10,000,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2023, and 2022, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2021, there were 13,650,000 shares of Series E Preferred Stock issued and outstanding. During the year ended September 30, 2022, the holders converted the 13,650,000 shares of Series E Preferred Stock to 13,650,000 shares of common stock. As of September 30, 2023, and 2022, there were no shares of Series E Preferred stock issued and outstanding.

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

Stock Payable (Capital stock to be issued)

As of September 30, 2021, the Company had $323,583 of capital stock to be issued. During the year ended September 30, 2022, 4,000,000 shares of common stock was issued, which reduced the capital stock to be issued by $268,833. During the year ended September 30, 2023, the Company issued 54,750 shares of common stock, reducing the capital stock to be issued by $54,750. As of September 30, 2023, and 2022, the Company has $-0- and $54,750, respectively, of capital stock to be issued, which is included in the liability section of the balance sheets presented herein.

Stock Options

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $142,121 in stock-based compensation expense, related party.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the year ended September 30, 2023, the Company has included $262,297 in stock-based compensation expense.

The following table summarizes activities related to stock options of the Company for the year ended September 30, 2023.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2022	-	$-	-
Issued	20,000,000	$0.02	2.37
Outstanding at September 30, 2023	20,000,000	$0.02	1.75
Exercisable at September 30, 2023	5,000,000	$0.02	-

As of September 30, 2023, 15,000,000 options to purchase shares of common stock remain unvested and $684,777 of stock compensation expense remains unrecognized and is being expensed over a weighted average period of 2.37 years from the date of the grant.

Warrants

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $138,768 in stock-based compensation expense, related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2024.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the year ended September 30, 2023, the Company recorded interest expense of $19,867.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1,00 and an expiration date of July 1, 2024.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the year ended September 30, 2023, the Company recorded interest expenses of $18,923.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the year ended September 30, 2023, the Company has included $364,324 in stock-based compensation expenses.

The following table summarizes activities related to warrants of the Company for the year ended September 30, 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	8,000,000	0.0225	1.86
Outstanding and exercisable at September 30, 2023	8,000,000	$0.0225	1.25

The following table summarizes activities related to warrants to purchase RM Stock from the Company for the year ended September 30, 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	900,000	1.00	2.15
Outstanding and exercisable at September 30, 2023	900,000	$1.00	1.53

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On November 24, 2020, a plaintiff (the “Plaintiff”) filed a complaint in the State District Court for Clark County, Nevada, naming Cytta as a Defendant. The Plaintiff contended that the Company had breached a written contract, or, in the alternative was liable to the Plaintiff for unjust enrichment.  Cytta contended that no contract formation had ever occurred and that it had not been unjustly enriched by the Plaintiff. On or about January 15, 2021, the Defendant filed an Answer and Counterclaim in the litigation and contended that in fact the Plaintiff owed money to Cytta. A bench trial was held in June of 2022.  In May of 2023, the Court which had presided over the bench trial ruled against the Plaintiff and in favor of Cytta, rejecting all the Plaintiff’s claims against Cytta.  The Court also awarded damages to Cytta, and against the Plaintiff, on one of Cytta’s counterclaims, and subsequently also ruled that Cytta is entitled to recover certain of its costs and fees from the Plaintiff.  The Plaintiff’s lawyer subsequently withdrew from representing the Plaintiff.  The Plaintiff thereafter filed a pro se appeal without a lawyer.  That Pro Se appeal has now been dismissed.

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

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. The shares are to be issued on a pro-rata basis, whereby the initial 325,000 shares were issued on August 8, 2022, and a total of 975,000 shares were issued during the year ended September 30, 2023.The Company recorded stock-based compensation expense of $150,150 and $50,150 for the years ended September 30, 2023, and 2022, respectively.

On November 16, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock over the one-year term of the agreement the third party will provide financial consulting services to the Company. On December 5, 2022, the Company issued 500,000 shares and 250,000 shares were issued at the beginning of months seven and eight of the agreement. For the year ended September 30, 2023, the Company recorded stock-based compensation expense of $86,000 for the issuance of 1,000,000 shares.

On December 2, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock. The shares were issued December 5, 2022. For the year ended September 30, 2023, the Company recorded stock-based compensation expense of $100,000 for the issuance of 1,000,000 shares.

On December 5, 2022, the Company issued 1,200,000 shares of common stock for services rendered pursuant to a consulting agreement. For the year ended September 30, 2023, the Company recorded stock-based compensation of $120,000 for the issuance. The Company also agreed to pay a monthly fee of $5,000 per month. Additionally for the year ended September 30, 2023, the Company recorded stock compensation expense of $55,393, for the issuance of 500,000 shares of restricted common stock. The shares were issued February 14, 2023.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer of the Company, replacing the December 5, 2023, consulting agreement.  Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as an option to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Option”). The RM option has an exercise price of $1.00 per share and an expiry date of July 1, 2025.

On March 3, 2023, the Company entered a Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) an option to purchase 250,000 shares of RM Stock at an exercise price of $1.00 per share with an expiry date of July 1, 2025. The warrant to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the year ended September 30, 2023, $262,297 is included in stock-based compensation expense. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the year ended September 30, 2023, $364,324 is included in stock-based compensation expense. On May 11, 2023, the Company issued an additional 5,000,000 shares to the Consultant. The Company valued the shares at $0.04 per share and included stock-based compensation expense of $200,000 for the year ended September 30, 2023.

On April 1, 2023, the Company entered a Consulting Agreement with a third party for marketing services in exchange for 250,000 shares of restricted common stock. The shares vest in 12 equal amounts of 20,833. For the year ended September 30, 2023, the Company has recorded stock-based compensation of $6,012 with the offset to accounts payable and accrued expenses.

NOTE 10 - LICENSE AGREEMENT

On August 9, 2022, the Company signed an Intellectual Property License Agreement (the “IPLA”) with Reticulate Micro, Inc. (“RM”). Pursuant to the ten-year term (the “Term”) of IPLA, RM agreed to issue to the Company 5,100,000 shares of RM’s Class A Common Stock and a royalty of 5% of net sales during the Term in exchange for the licensing of the Company’s technology related to its’ SUPR ISR (the Superior Utilization of Processing Resources- Intelligence, Surveillance and Reconnaissance).

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ former CTO was a co-founder, and a former Director and President and Treasurer of RM. Mr. Chermak, the Company’s former COO is a co-founder, Director and Vice-president and Secretary of RM. Mr. Ansari is a co-founder and former Director of RM. RM had initially issued 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. On May 15, 2023, Mr. Collins cancelled his 1,600,000 shares of Class B common stock in exchange for 200,000 shares of Class A common stock. As of September 30, 2023, and 2022, RM has 2,000,000 and 3,600,000 Class B Common Stock shares outstanding, respectively. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. As of September 30, 2023, and 2022, RM had 8,257,714 and 5,100,000 Class A common stock shares issued and outstanding, respectively. Accordingly, as of September 30, 2023, and 2022, the Company’s 5,100,000 shares of Class A Common Stock represent approximately 2.49% and 1.4%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of September 30, 2023, and 2022.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2023	2022
Pre-tax loss	$(4,728,473)	$(5,100,102)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(992,979)	(1,071,021)
Permanent differences	658,631	457,584
Change of valuation allowance	333,348	613,437
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30, 2023	September 30, 2022
Net operating losses carried forward	$1,973,226	$1,638,878
Less: Valuation allowance	(1,973,226)	(1,638,878)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of September 30, 2023.

As of September 30, 2023, and 2022, the Company has approximately $9,396,000 and $7,804,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of September 30, 2023, and 2022, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended September 30, 2023, and 2022, and no provision for interest and penalties is deemed necessary as of September 30, 2023, and 2022.

NOTE 12 - DEFERRED REVENUE

During the year ended September 30, 2023, the Company delivered $32,470 in the aggregate of software products to customers under one year subscription periods. The Company records the agreed amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the year ended September 30, 2023, the Company recognized $30,059 of revenue from these agreements. For the year ended September 30, 2022, the Company recognized $6,089 of revenue from prior agreements. As of September 30, 2023, the balance of deferred revenues of $2,411 is included in the balance sheet.

NOTE 13 - SUBSEQUENT EVENTS

On November 30, 2023, the Company issued 1,887,750 shares of common stock for settlement of accrued interest.

On December 14, 2023, the Company amended and restated the March 3, 2023 (see Note 9) consulting agreement, pursuant to which the Company agreed to issue an additional 6,000,000 shares of common stock.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

