Form 10-Q
period 2023-12-31
CYTTA CORP.
filed 2024-02-16
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 14, 2024, there were 441,946,581 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

CYTTA CORP.
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2023	2023
ASSETS
Current Assets
Cash	$390,262	$674,824
Prepaid expenses	639,764	986,976
Total Current Assets	1,030,026	1,661,800

Prepaid expenses, non-current	456,443	561,776
Property and equipment, net	66,982	77,558
TOTAL ASSETS	$1,553,451	$2,301,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$553,942	$546,335
Related party liabilities	803,447	772,532
Dividend payable	33,427	33,427
Deferred revenue	-	2,411
Note payable	40,000	40,000
Convertible notes payable, net of discount	1,222,141	1,166,788
Total Current Liabilities	2,652,957	2,561,493

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit)
Preferred stock par value $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding	-	-
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized and -0- issued and outstanding	-	-
Common stock par value $0.001; (500,000,000 shares authorized and 434,718,920 (December 31, 2023) and 426,831,170 (September 30, 2023) shares issued and outstanding)	434,720	426,832
Additional paid in capital	32,127,732	31,915,639
Accumulated Deficit	(33,662,608)	(32,603,480)
Total Stockholders' Equity (Deficit)	(1,099,506)	(260,359)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,553,451	$2,301,134

The accompanying notes are an integral part of these statements

CYTTA CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2023	2022

Revenues	$2,411	$5,706

Operating Expenses:
General and administration- related party expenses	213,208	177,868
General and administrative- other	777,244	928,575
Total operating expenses	990,452	1,106,443

Loss from Operations	(988,041)	(1,100,737)

Other expenses (income)
Interest expense	71,287	26
Interest income	(200)	(55)
Total Other Expenses (Income)	71,087	(29)

Loss before income taxes	(1,059,128)	(1,100,708)
Provision for income taxes	-	-
Net loss	$(1,059,128)	$(1,100,708)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding Basic and diluted	428,575,956	380,882,100

The accompanying notes are an integral part of these statements

CYTTA CORP.

Statement of Changes in Stockholders' Equity (Deficit)

The Three Months Ended December 31, 2023

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance September 30, 2023	600,000	$600	50,000	$50	-	$-	-	$-	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

Common stock and warrants issued for services	-	-	-	-	-	-	-	-	6,000,000	6,000	163,200	-	169,200

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	1,887,750	1,888	48,893	-	50,781

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	-	(1,059,128)	(1,059,128)
Balance December 31, 2023	600,000	$600	50,000	$50	-	$-	-	$-	434,718,920	$434,720	$32,127,732	$(33,662,608)	$(1,099,506)

CYTTA CORP.

Statement of Changes in Stockholders' Equity

The Three Months Ended December 31, 2022

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2022	600,000	$600	50,000	$50	-	$-	-	$-	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Common stock issued for services	-	-	-	-	-	-	-	-	3,925,000	3,925	403,350	-	407,275

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	(1,100,708)	(1,100,708)
Balance December 31, 2022	600,000	$600	50,000	$50	0	$-	0	$-	383,685,670	$383,686	$28,359,738	$(28,975,715)	$(231,641)

The accompanying notes are an integral part of these statements

CYTTA CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,059,128)	$(1,100,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses for services	599,516	407,275
Amortization of note discounts	15,353	-
Loss on debt extinguishment	3,955	-
Depreciation expense	10,576	11,904
Changes in Operating Assets and Liabilities:
Accounts Receivable	-	(4,995)
Prepaid expenses	63,285	5,969
Accounts payable and accrued liabilities	31,252	101,376
Accounts payable-related party	13,040	(59,365)
Deferred revenue	(2,411)	26,763
Net cash used in operating activities	(324,562)	(611,781)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of short-term convertible notes payable	40,000	-
Net cash provided by financing activities	40,000	-

NET CHANGE IN CASH	(284,562)	(611,781)
CASH AT BEGINNING OF PERIOD	674,824	755,122
CASH AT END OF PERIOD	$390,262	$143,341

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$169,200	$407,275
Common stock issued for accounts payable and accrued liabilities	$50,781	$-

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

December 31, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $33,662,608 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

We also offer a combination of technical and consulting services, proprietary software products, hardware products utilizing our software and system integration team to meet the needs of customers. Cytta places extreme value on satisfying our customers’ needs with innovative, well-engineered, high-quality products and service solutions.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at December 31, 2023, and September 30, 2023.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the three months ended December 31, 2023, and 2022 is summarized as:

	December 31,
	2023	2022
Balance beginning of period	$1,548,752	$32,897
Amortization of stock-based compensation	(389,260)	-
Other prepaid expense activity	(63,285)	(5,970)
Sub-total	1,096,207	26,927
Less non-current portion	456,443	-
Prepaid expenses, current portion	$639,764	$26,927

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

Recent Accounting Pronouncements

Other than the above there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended December 31, 2023, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of December 31, 2023, and September 30, 2023:

	December 31, 2023	September 30, 2023
Property and equipment	$230,900	$230,900
Accumulated depreciation	(163,918)	(153,342)
Property and equipment, net	$66,982	$77,558

Depreciation expense was $10,576 and $11,904 for the three months ended December 31, 2023, and 2022, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three months ended December 31, 2023, and 2022, the Company recorded expenses to related parties in the following amounts:

	Three months ended December 31,
	2023	2022
Management fees, Chief Executive Officer (CEO)	$45,000	$60,000
Chief Technology Officer (CTO) through April 30, 2023	-	60,000
Chief Administration Officer (CAO) through January 31, 2023	-	45,000
President and Chief Operating Officer (COO)	45,000	-
Stock-based compensation expense, officers	123,208	-
Office rent and expenses	-	12,868
Total	$213,208	$177,868

On January 1, 2022, the Company increased the monthly fee from $15,000 to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. Effective April 1, 2023, the Company was no longer compensating the CTO and did not incur any additional office rent and expenses.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. For the three months ended December 31, 2023, the Company recorded an expense of $17,875 related to the 250,000 shares per month. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295 is included in General and Administrative expenses-related party for the three months ended December 31, 2023. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038 is included in General and Administrative expenses-related party for the three months ended December 31, 2023.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. Included in office rent for the three months ended December 31, 2022, is $10,500.

Accounts payable, related parties

As of December 31, 2023, and September 30, 2023, the Company owes $803,447 and $772,532, respectively, to related parties as follows:

	December 31, 2023	September 30, 2023
Management fees, Chief Executive Officer (CEO)	$123,040	$110,000
Bonus, CEO	70,000	70,000
Stock to be issued President and COO	580,407	562,532
Fees, bonus, and accounts payable, former CTO	30,000	30,000
Total	$803,447	$772,532

NOTE 6 - NOTE PAYABLE

On January 10, 2023, the Company entered into an 8%, $40,000 face value unsecured promissory note with a third-party lender with a maturity date the earlier of the Company raising $1,000,000 in debt or equity, or January 10, 2024. Effective January 10, 2024, the lender amended and restated the note with a principal balance of $43,200, that matures on the six-month anniversary with an interest rate of 8%.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On February 10, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the three months ended December 31, 2023, amortization of the debt discounts of $7,662 was charged to interest expense. As of December 31, 2023, the outstanding principal balance of this note was $50,000 with a carrying value of $34,112, net of unamortized discounts of $15,888. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

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

On March 3, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the three months ended December 31, 2023, amortization of the debt discounts of $7,692 was charged to interest expense. As of December 31, 2023, the outstanding principal balance of this note was $50,000 with a carrying value of $33,029, net of unamortized discounts of $16,971. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

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

On December 28, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $40,000, to an investor. The note bears an interest rate of 18% per annum and matures on December 28, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

The Company has the following convertible notes payable outstanding as of December 31, 2023, and September 30, 2023:

SCHEDULE OF NOTES PAYABLE

	December 31, 2023	September 30, 2023
Convertible note payable, interest at 18%, matures February 17, 2024	$25,000	$25,000
Convertible note payable, interest at 18%, matures February 24, 2024	25,000	25,000
Convertible note payable interest at 18%, matures February 28, 2024	10,000	10,000
Convertible note payable interest at 18%, matures May 3, 2024	50,000	50,000
Convertible note payable interest at 18%, matures June 16, 2024	500,000	500,000
Convertible note payable $50,000 face value, interest at 18%, matures July 1, 2024, net of discount of $15,888 (December) and $23,549 (September)	34,112	26,451
Convertible note payable $50,000 face value, interest at 18%, matures July 1, 2024, net of discount of $16,971 (December) and $24,663 (September)	33,029	25,337
Convertible note payable interest at 18%, matures August 2, 2024	500,000	500,000
Convertible note payable interest at 18%, matures August 2, 2024	5,000	5,000
Convertible note payable interest at 18%, matures December 28, 2024	40,000	-
Convertible notes payable, net of discounts of $32,859 (December) and $48,212 (September)	$1,222,141	$1,166,788

NOTE 8 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of December 31, 2023, and September 30, 2023, there were 434,718,920 and 426,831,170 common shares issued and outstanding respectively.

During the three months ended December 31, 2023, the following shares of common stock were issued:

•	6,000,000 shares of common issued for services. The Company valued the shares at $169,200 based on the price of the common stock on the date the Company agreed to issue the shares.

•

1,887,750 shares issued for payment of $46,826 of accounts payable and accrued interest. The value of the shares issued was $50,781 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $3,955 in loss on debt extinguishment for the three months ended December 31, 2023.

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

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of December 31, 2023, and September 30, 2023, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 10,000,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. As of December 31, 2023, and September 30, 2023, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of December 31, 2023, and September 30, 2023, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of December 31, 2023, and September 30, 2023, there were no shares of Series F Preferred Stock issued and outstanding.

Stock Options

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the three months ended December 31, 2023, no options vested.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the three months ended December 31, 2023, no options vested.

The following table summarizes activities related to stock options of the Company for the year ended September 30, 2023, and there was no activity for three months ended December 31, 2023.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2022	-	$-	-
Issued	20,000,000	$0.02	2.37
Outstanding at September 30, 2023	20,000,000	$0.02	1.75
Exercisable at September 30, 2023	5,000,000	$0.02	-
Outstanding at December 31, 2023	20,000,000	$0.02	1.50
Exercisable at December 31, 2023	5,000,000	$0.02	-

As of December 31, 2023, and September 30, 2023, 15,000,000 options to purchase shares of common stock remain unvested and $684,777 of stock compensation expense remains unrecognized and is being expensed over a weighted average period of 2.37 years from the date of the grant.

Warrants

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the three months ended December 31, 2023, the Company has included $52,038 in General and Administrative expenses- related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2024.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three months ended December 31, 2023, the Company recorded interest expense of $7,662.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2024.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three months ended December 31, 2023, the Company recorded interest expenses of $7,692.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the three months ended December 31, 2023, the Company has included $156,139 in general and administrative expenses.

The following table summarizes activities related to warrants of the Company for the year ended September 30, 2023, and the three months ended December 31, 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	8,000,000	0.0225	1.86
Outstanding and exercisable at September 30, 2023	8,000,000	$0.0225	1.25
Outstanding and exercisable at December 31, 2023	8,000,000	$0.0225	1.00

The following table summarizes activities related to warrants to purchase RM Stock from the Company for the year ended September 30, 2023, and the three months ended December 31, 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	900,000	1.00	2.15
Outstanding and exercisable at September 30, 2023	900,000	$1.00	1.53
Outstanding and exercisable December 31, 2023	900,000	$1.00	1.28

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

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. The shares are to be issued on a pro-rata basis, whereby the initial 325,000 shares were issued on August 8, 2022, and 325,000 shares were issued during the three months ended December 31, 2023.The Company recorded stock-based compensation expense of $50,150 for the three months ended December 31, 2022.

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

On March 3, 2023, the Company entered a Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) an option to purchase 250,000 shares of RM Stock at an exercise price of $1.00 per share with an expiry date of July 1, 2025. The warrant to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three months ended December 31, 2023, $112,413 is included in stock-based compensation expense. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three months ended December 31, 2023, $156,139 is included in stock-based compensation expense. On May 11, 2023, the Company issued an additional 5,000,000 shares to the Consultant. On December 6, 2023, the Company agreed to issue an additional 6,000,000 shares of common stock. The Company valued the 6,000,000 shares at $0.0282 per share and included stock-based compensation expense of $169,200 for the three months ended December 31, 2023.

On April 1, 2023, the Company entered a Consulting Agreement with a third party for marketing services in exchange for 250,000 shares of restricted common stock. The shares vest in 12 equal amounts of 20,833. For the three months ended December 31, 2023, the Company has recorded stock-based compensation of $3,006 with the offset to accounts payable and accrued expenses.

On October 1, 2023, the Company entered into a one-year Agreement for Board of Advisor Services with a third party to provide general technical. AI, sales, and marketing services in exchange for 3,000,000 shares of common stock. The Company valued the shares at $80,700 ($0.0269 per share). The shares are to be issued at the end of the term, and the Company is amortizing the expense over the term of the contract. For the three months ended December 31, 2023, the Company included $20,175 in General and Administrative expenses and in accounts payable and accrued expenses.

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

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ former CTO was a co-founder, and a former Director and President and Treasurer of RM. Mr. Chermak, the Company’s former COO is a co-founder, Director and Vice-president and Secretary of RM. Mr. Ansari is a co-founder and former Director of RM. RM had initially issued 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. On May 15, 2023, Mr. Collins cancelled his 1,600,000 shares of Class B common stock in exchange for 200,000 shares of Class A common stock. As of December 31, 2023, and September 30, 2023, RM has 2,000,000 Class B Common Stock shares outstanding, respectively. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. As of December 31, 2023, and September 30, 2023, RM had 9,159,714 and 8,257,714 Class A common stock shares issued and outstanding, respectively. Accordingly, as of December 31, 2023, and September 30, 2023, the Company’s 5,100,000 shares of Class A Common Stock represent approximately 2.44% and 2.49%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of December 31, 2023, and 2022.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	December 31, 2023	December 31, 2022
Pre-tax loss	$(1,059,128)	$(1,100,708)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(222,417)	(231,149)
Permanent differences	125,898	85,528
Change of valuation allowance	96,519	145,621
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2023	December 31, 2022
Net operating losses carried forward	$2,069,744	$1,638,878
Less: Valuation allowance	(2,069,744)	(1,638,878)
Net deferred tax assets	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2023, and September 30, 2023.

As of December 31, 2023, and September 30, 2023, the Company has approximately $9,855,000 and $9,396,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of December 31, 2023, and September 30, 2023, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended December 31, 2023, and 2022, and no provision for interest and penalties is deemed necessary as of December 31, 2023, and September 30, 2023.

NOTE 12 - DEFERRED REVENUE

The Company records the agreed amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the three months ended December 31, 2023, and 2022, the Company recognized $2,411 and $5,706, respectively, of revenue from these agreements. As of December 31, 2023, all deferred revenue has been recognized.

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for a monthly fee of $10,000 per month and 5,000,000 shares of common stock. The shares were issued on January 18, 2024.

On January 12, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $250,000, to an investor. The note bears an interest rate of 18% per annum and matures on January 12, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. The Company received proceeds of $42,500 on January 10, 2024, $200,000 on January 12, 2024, and $7,500 on January 23, 2024.

On January 18, 2024, the Company issued 2,227,661 shares of common stock in satisfaction of $54,584 of accrued interest.

On January 29, 2024, the Company entered into a one-year Corporate Advisory Consulting Agreement with a third party to provide media, public relations, and investor relation services, in exchange for 3,000,000 shares of common stock.

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

Results of Operations for the three months ended December 31, 2023, and 2022:

Revenues of $2,411 and $5,706 for the three months ended December 31, 2023, and 2022, respectively, were from deferred revenue on subscription agreements being recognized.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues decreased for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, due to the lower deferred revenue recognized on subscription agreements entered into and being recognized in the current quarter.

Operating expenses decreased by $115,991 for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, as shown in the table below:

	December 31,
Description	2023	2022
Stock based expenses	$599,516	$551,668
Professional fees	45,001	53,146
Consulting expenses (excluding stock expenses)	167,000	199,787
Related party expenses (excluding stock expenses)	90,000	177,868
Depreciation expense	10,575	11,904
Equipment and demo expenses	286	25,369
General and Administrative officers	2,618	1,606
Auto, Travel and Meals and Entertainment	7,246	25,530
Rent expense	6,810	6,116
Investor relations expense	31,921	31,162
Other operating expenses	29,479	22,287
Total Operating expenses	$990,452	$1,106,443

Stock-based expenses increased in the current period compared to the prior period. For the three months ended December 31, 2023, stock-based expenses includes shares issued to consultants of $169,200, as well as the amortization of options, warrants and shares all previously issued of $430,316 for the three months ended December 31, 2023. For the three months ended December 31, 2022,  stock-based expense includes $407,275 for the issuance of 3,925,000 shares to consultants. The expense is based on the price of the common stock on the dates the Company agreed to issue the shares.  The Company also recorded $144,393 of expense related to commitments the Company incurred during the three months ended December 31, 2022.

Professional fees decreased in the current period compared to the prior period, substantially due to lower legal fees in the current period, due to less costs associated with the Skoblow case in the current period.

Consulting expenses decreased during the three months ended December 31, 2023, compared to the three months ended December 31, 2022, substantially as a result of fewer consultants.

Related party expenses decreased for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, as follows:

	Three months ended December 31,
	2023	2022
Management fees, Chief Executive Officer (CEO)	$45,000	$60,000
Management fee; President and Chief Operating Officer (COO)	45,000	-
Chief Technology Officer (CTO), through March 31, 2023	-	60,000
Chief Administration Officer (CAO), through January 31, 2023	-	45,000
Office rent and expenses	-	12,868
Total	$90,000	$177,868

On January 1, 2022, the Company increased the monthly fee from $15,000 to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. Effective April 1, 2023, the Company was no longer compensating the CTO and did not incur any additional office rent and expenses.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (COO) of the Company. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000. The monthly fee was increased to $15,000 per month effective September 1, 2023.

On October 25, 2020, the Company entered into a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, renewed he lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. Included in office rent and expenses for the three months ended December 31, 2022, is $10,500.

For the three months ended December 31, 2023, equipment and demo expenses decreased. For the three months ended December 31, 2022, the Company sent existing inventory out for demo purposes.

Other expense, net, for the three months ended December 31, 2023, was $71,087, compared to other income, net of $29, for the three months ended December 31, 2022.

	Three months ended December 31,
	2023	2022
Interest expense	$71,287	$26
Interest income	(200)	(55)
Total other expense	$71,087	$(29)

The increase in interest expense for the three months ended December 31, 2023, is primarily a result of the interest on convertible notes, as well as the amortization of note discounts.

The following tables set forth key components of our balance sheet as of December 31, 2023, and September 30, 2023.

	December 31, 2023	September 30, 2023

Current Assets	$1,030,026	$1,661,800

Long term assets	$523,425	$639,334

Total Assets	$1,553,451	$2,301,134

Current Liabilities	$2,652,957	$2,561,493

Total Liabilities	$2,652,957	$2,561,307

Stockholders’ Deficit	$(1,099,506)	$(260,359)

Total Liabilities and Stockholders’ Deficit	$1,553,451	$2,301,134

Liquidity and Capital Resources

As of December 31, 2023, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business.  Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $33,662,608 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

As of December 31, 2023, we had cash of $390,262 compared to $674,824 at September 30, 2023. As of December 31, 2023, we had current assets of $1,030,026 and current liabilities of $2,652,957, which resulted in working capital deficiency of $1,622,931. The current liabilities are comprised of accounts payable and accrued expenses, related party payables, convertible note payable, notes payable, and dividends payable.

Operating Activities

For the three months ended December 31, 2023, net cash used in operating activities was $324,562 compared to $611,781 for the three months ended December 31, 2022. For the three months ended December 31, 2023, our net cash used in operating activities was primarily attributable to the net loss of $1,059,128, adjusted by stock-based compensation of $599,516, amortization and depreciation of $25,929 and loss on extinguishment of debt of $3,955. Net changes of $105,166 in operating assets and liabilities decreased the cash used in operating activities.

For the three months ended December 31, 2022, our net cash used in operating activities was primarily attributable to the net loss of $1,100,708, adjusted by stock-based compensation of $407,275 and depreciation of $11,904. Net changes of $69,748 in operating assets and liabilities decreased the cash used in operating activities.

Investing Activities

For the three months ended December 31, 2023, and 2022, there was no cash provided by investing activities.

Financing Activities

For the three months ended December 31, 2023, the Company received $40,000 in exchange for the issuance of a convertible promissory note. For the three months ended December 31, 2022, there were no financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended December 31, 2023:

On November 30, 2023, the Company issued 6,600 shares of restricted common stock in settlement of $165 of accrued interest.

On November 30, 2023, the Company issued 30,000 shares of restricted common stock in settlement of $750 of accrued interest.

On November 30, 2023, the Company issued 51,000 shares of restricted common stock in settlement of $1,275 of accrued interest.

On November 30, 2023, the Company issued 1,685,900 shares of restricted common stock in settlement of $42,148 of accrued interest.

On November 30, 2023, the Company issued 18,500 shares of restricted common stock in settlement of $550 of accrued interest.

On November 30, 2023, the Company issued 22,000 shares of restricted common stock in settlement of $462 of accrued interest.

On November 30, 2023, the Company issued 73,750 shares of restricted common stock in settlement of $1,475 of accrued interest.

On December 14, 2023, the Company issued 6,000,000 shares of restricted common stock to an existing Company shareholder, in exchange for consulting services provided to the Company. The shares were valued at $0.0282 per share, the market price, on the date the Company agreed to issue the shares.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended December 31, 2023, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: February 16, 2024

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

