Form 10-Q
period 2024-03-31
CYTTA CORP.
filed 2024-05-20
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2024

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

As of May 20, 2024, there were 467,232,385 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

CYTTA CORP
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2024	2023
ASSETS
Current Assets
Cash	$441,664	$674,824
Prepaid expenses	521,204	986,976
Total Current Assets	962,868	1,661,800

Prepaid expenses, non-current	351,109	561,776
Property and equipment, net	56,474	77,558
TOTAL ASSETS	$1,370,451	$2,301,134

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$524,180	$546,335
Related party liabilities	680,061	772,532
Dividend payable	33,427	33,427
Deferred revenue	-	2,411
Note payable	43,200	40,000
Convertible notes payable, net of discount	1,754,995	1,166,788
Total Current Liabilities and Total Liabilities	3,035,863	2,561,493

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit)
Preferred stock par value $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 shares issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding)	-	-
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized and -0- issued and outstanding)	-	-
Common stock par value $0.001; (500,000,000 shares authorized and 441,946,581 (March 31, 2024) and 426,831,170 (September 30, 2023) shares issued and outstanding)	441,948	426,832
Additional paid in capital	32,543,139	31,915,639
Accumulated Deficit	(34,651,149)	(32,603,480)
Total Stockholders' Equity (Deficit)	(1,665,412)	(260,359)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,370,451	$2,301,134

The accompanying notes are an integral part of these statements

CYTTA CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023

Revenues	$-	$8,118	$2,411	$13,824

Operating Expenses:
General and administration - related party expenses	216,834	225,616	430,042	403,484
General and administrative - other	688,876	434,505	1,466,120	1,363,080
Total operating expenses	905,710	660,121	1,896,162	1,766,564

Loss from Operations	(905,710)	(652,003)	(1,893,751)	(1,752,740)

Other expenses (income)
Interest expense	82,954	11,308	154,241	11,334
Interest income	(123)	-	(323)	(55)
Total Other Expenses (Income)	82,831	11,308	153,918	11,279

Loss before income taxes	(988,541)	(663,311)	(2,047,669)	(1,764,019)
Provision for income taxes	-	-	-	-
Net loss	$(988,541)	$(663,311)	$(2,047,669)	$(1,764,019)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding Basic and diluted	440,663,814	386,784,983	434,586,858	383,800,112

The accompanying notes are an integral part of these statements

Cytta Corp.
Statement of Changes in Stockholders' Equity (Deficit)
The Six Months Ended March 31, 2024
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance September 30, 2023	600,000	$600	50,000	$50	-	$-	-	$-	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

Common stock and warrants issued for services	-	-	-	-	-	-	-	-	6,000,000	6,000	163,200	-	169,200

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	1,887,750	1,888	48,893	-	50,781

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	-	(1,059,128)	(1,059,128)
Balance December 31, 2023	600,000	600	50,000	50	-	-	-	-	434,718,920	434,720	32,127,732	(33,662,608)	(1,099,506)

Common stock issued for services	-	-	-	-	-	-	-	-	5,000,000	5,000	99,000	-	104,000

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	2,227,661	2,228	44,108	-	46,336

Warrants vested to purchase common stock	-	-	-	-	-	-	-	-	-	-	272,299	-	272,299

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	(988,541)	(988,541)
Balance March 31, 2024	600,000	$600	50,000	$50	-	$-	-	$-	441,946,581	$441,948	$32,543,139	$(34,651,149)	$(1,665,412)

Cytta Corp.
Statement of Changes in Stockholders' Equity (Deficit)
The Six Months Ended March 31, 2023
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance September 30, 2022	600,000	$600	50,000	$50	-	$-	-	$-	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Common stock issued for services	-	-	-	-	-	-	-	-	3,925,000	3,925	403,350	-	407,275

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	(1,100,708)	(1,100,708)
Balance December 31, 2022	600,000	600	50,000	50	-	-	-	-	383,685,670	383,686	28,359,738	(28,975,715)	(231,641)

Common stock issued for services	-	-	-	-	-	-	-	-	3,825,000	3,825	271,475	-	275,300

Common stock issued for accounts payable	-	-	-	-	-	-	-	-	750,000	750	38,625	-	39,375

Common stock issued for common stock payable	-	-	-	-	-	-	-	-	54,750	55	54,695	-	54,750

Common stock issued for accrued liabilities, related party	-	-	-	-	-	-	-	-	500,000	500	54,893	-	55,393

Common stock and warrants issued for cash	-	-	-	-	-	-	-	-	4,000,000	4,000	96,000	-	100,000

Warrants issued in conjunction with notes payable	-	-	-	-	-	-	-	-	-	-	87,001	-	87,001

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	(663,311)	(663,311)
Balance March 31, 2023	600,000	$600	50,000	$50	-	$-	-	$-	392,815,420	$392,816	$28,962,427	$(29,639,026)	$(283,133)

The accompanying notes are an integral part of these statements

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,047,669)	$(1,764,019)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation expenses for services	992,042	929,607
Amortization of note discounts	30,706	6,707
Gain on debt extinguishment	(4,834)	-
Depreciation expense	21,084	23,642
Changes in Operating Assets and Liabilities:
Prepaid expenses	65,436	(85,726)
Accounts payable and accrued liabilities	126,946	(78,985)
Accounts payable-related party	28,040	109,189
Deferred revenue	(2,411)	18,646
Net cash used in operating activities	(790,660)	(840,939)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	-	100,000
Proceeds from issuance of note payable	-	40,000
Proceeds from issuance of short-term convertible notes payable	557,500	160,000
Net cash provided by financing activities	557,500	300,000

NET CHANGE IN CASH	(233,160)	(540,939)
CASH AT BEGINNING OF PERIOD	674,824	755,122
CASH AT END OF PERIOD	$441,664	$214,183

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$273,200	$682,575
Common stock issued for accounts payable and accrued liabilities	$101,949	$30,000
Common stock issued for accrued expenses, related party	$-	$55,393

 The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

March 31, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had an accumulated deficit of $34,651,149 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at March 31, 2024, and September 30, 2023.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-three-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the six months ended March 31, 2024, and 2023 is summarized as:

	March 31,
	2024	2023
Balance beginning of period	$1,548,752	$32,897
Stock-based compensation	104,000
Amortization of stock-based compensation	(715,004)	-
Other prepaid expense activity	(65,435)	85,725
Sub-total	872,313	118,622
Less non-current portion	351,109	-
Prepaid expenses, current portion	$521,204	$118,622

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, related party liabilities, dividends payable, convertible notes payable and note payable, approximate their fair values because of the short maturity of these instruments.

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

Recent Accounting Pronouncements

Other than the above there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended March 31, 2024, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of March 31, 2024, and September 30, 2023:

	March 31, 2024	September 30, 2023
Property and equipment	$230,900	$230,900
Accumulated depreciation	(174,426)	(153,342)
Property and equipment, net	$56,474	$77,558

Depreciation expense was $10,508 and $21,084 for the three and six months ended March 31, 2024, respectively, and $11,738 and $23,642 for the three and six months ended March 31, 2023, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three and six months ended March 31, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Three months ended March 31,		Six months ended March 31,
Description	2024	2023	2024	2023
CEO-Management fees	$45,000	$45,000	$90,000	$105,000
Chief Technology Officer (CTO)	-	45,000	-	105,000
Chief Administration Officer (CAO), through January 31, 2023	-	10,000	-	55,000
President and Chief Operating Officer	45,000	20,000	90,000	20,000
Stock-based compensation expense, officers	126,834	92,747	250,042	92,747
Office rent and expenses	-	12,869	-	25,737
Total	$216,834	$225,616	$430,042	$403,484

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

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024 (see Note 13). Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. For the three and six months ended March 31, 2024, the Company recorded an expense of $21,500 and $39,375 related to the 250,000 shares per month. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, and $106,590 is included in General and Administrative expenses-related party for the three and six months ended March 31, 2024. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, and $104,076 is included in General and Administrative expenses-related party for the three and six months ended March 31, 2024. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the three and six months ended March 31, 2023, the Company recorded an expense of $22,525 related to the 250,000 shares per month for February and March 2023. In addition, $35,530 for CYCA Option and $34,692 for RM Warrant are included in stock-based compensation expense for the three and six months ended March 31, 2023.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. The last month to month lease payment was for March 2023, and accordingly, there is no rent expense for the three and six months ended March 31, 2024. Included in office rent for the three and six months ended March 31, 2023, is $10,500 and $21,000, respectively.

Accounts payable, related parties

As of March 31, 2024, and September 30, 2023, the Company owes $680,061 and $772,532, respectively, to related parties as follows:

	March 31, 2024	September 30, 2023
Management fees, Chief Executive Officer (CEO)	$138,040	$110,000
Bonus, CEO	70,000	70,000
Stock to be issued President and COO	442,021	562,532
Fees, bonus, and accounts payable, former CTO	30,000	30,000
Total	$680,061	$772,532

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On February 10, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the three and six months ended March 31, 2024, amortization of the debt discounts of $7,661 and $15,323 was charged to interest expense. As of March 31, 2024, the outstanding principal balance of this note was $50,000 with a carrying value of $41,774, net of unamortized discounts of $8,226. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On February 17, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matured on February 17, 2024, and has been extended to December 31, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On February 24, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matured on February 24, 2024, and had been extended to December 31, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On February 28, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $10,000, to an investor. The note bears an interest rate of 18% per annum and matured on February 28, 2024, and has been extended to December 31, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 3, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on July 1, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. In conjunction with this note, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the three and six months ended March 31, 2024, amortization of the debt discounts of $7,691 and $15,383 was charged to interest expense. As of March 31, 2024, the outstanding principal balance of this note was $50,000 with a carrying value of $40,721, net of unamortized discounts of $9,279. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On May 3, 2023, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matured on May 3, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.02. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. On May 14, 2024, the lender and the Company agreed to settle the note by the issuance of 50,000 shares of RM stock for the principal amount and to issue 85,883 shares of the Company’s common stock for accrued and unpaid interest.

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

On January 12, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $250,000, to an investor. The note bears an interest rate of 18% per annum and matures on January 12, 2025. Interest payments are due quarterly. Accrued interest is to be paid by the issuance of RM stock at a conversion price of $2.50 per share. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. The Company received proceeds of $42,500 on January 10, 2024, $200,000 on January 12, 2024, and $7,500 on January 23, 2024.

On March 21, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matures on March 21, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 26, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matures on March 26, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 26, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $62,500, to an investor. The note bears an interest rate of 18% per annum and matures on March 26, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 26, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $50,000, to an investor. The note bears an interest rate of 18% per annum and matures on March 26, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 27, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matures on March 27, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 28, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matures on March 28, 2025. Interest payments are due quarterly. Accrued interest is to be paid by the issuance of RM stock at a conversion price of $2.00 per share. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 28, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $30,000, to an investor. The note bears an interest rate of 18% per annum and matures on March 28, 2025. Interest payments are due quarterly. Accrued interest is to be paid by the issuance of RM stock at a conversion price of $2.00 per share. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On March 29, 2024, (the “Issuance Date”) the Company issued a convertible promissory note, in the principal amount of $25,000, to an investor. The note bears an interest rate of 18% per annum and matures on March 29, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. This note is convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

The Company has the following convertible notes payable outstanding as of March 31, 2024, and September 30, 2023:

SCHEDULE OF NOTES PAYABLE

	March 31, 2024	September 30, 2023
Convertible note payable, interest at 18%, matures December 31, 2024	$25,000	$25,000
Convertible note payable, interest at 18%, matures December 31, 2024	25,000	25,000
Convertible note payable, interest at 18%, matures December 31, 2024	10,000	10,000
Convertible note payable, interest at 18%, matured May 3, 2024	50,000	50,000
Convertible note payable, interest at 18%, matures June 16, 2024	500,000	500,000
Convertible note payable, $50,000 face value, interest at 18%, matures July 1, 2024, net of discount of $8,226 (March 31, 2024) and $23,549 (September 30, 2023)	41,774	26,451
Convertible note payable, $50,000 face value, interest at 18%, matures July 1, 2024, net of discount of $9,279 (March 31, 2024) and $24,663 (September 30, 2023)	40,721	25,337
Convertible note payable, interest at 18%, matures August 2, 2024	500,000	500,000
Convertible note payable, interest at 18%, matures August 2, 2024	5,000	5,000
Convertible note payable, interest at 18%, matures December 28, 2024	40,000	-
Convertible note payable, interest at 18%, matures January 12, 2025	250,000	-
Convertible note payable, interest at 18%, matures March 21, 2025	25,000	-
Convertible notes payable, interest at 18%, matures March 26, 2025	137,500	-
Convertible note payable, interest at 18%, matures March 27, 2025	25,000	-
Convertible notes payable, interest at 18%, matures March 28, 2025	55,000	-
Convertible note payable, interest at 18%, matures March 29, 2025	25,000	-
Convertible notes payable, net of discounts of $17,505 (March 31, 2024) and $48,212 (September 30, 2023)	$1,754,995	$1,166,788

 NOTE 8 - CAPITAL STOCK

Common Stock

The Company has authorized 500,000,000 common shares, par value $0.001. In April 2024, the Company increased the authorized common shares to 600,000,000 shares, as approved by the board. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of March 31, 2024, and September 30, 2023, there were 441,946,581 and 426,831,170 common shares issued and outstanding respectively.

During the three and six months ended March 31, 2024, the following shares of common stock were issued:

•

On January 18, 2024, the Company issued 5,000,000 shares of common issued for services. The Company valued the shares at $104,000 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning January 1, 2024. The company will amortize the value over the term of the contract. For the three and six months ended March 31, 2024, the Company recorded $26,000 of stock-based consulting expense.

•

On January 12, 2024, the Company issued 2,227,661 shares of common stock for payment of $55,124 of accounts payable and accrued interest. The value of the shares issued was $46,336 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded an $8,788 gain on debt extinguishment for the three and six months ended January 31, 2024.

•

On December 14, 2023, the Company issued 6,000,000 shares of common issued for services. The Company valued the shares at $169,200 based on the price of the common stock on the date the Company agreed to issue the shares and is included in stock-based consulting expense for the six months ended March 31, 2024.

•

On November 30, 2023, the Company issued 1,887,750 shares issued for payment of $46,826 of accounts payable and accrued interest. The value of the shares issued was $50,781 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $3,955 in loss on debt extinguishment for the six months ended March 31, 2024.

During the three and six months ended March 31, 2023, the following shares of common stock were issued:

•

7,750,000 shares of common issued for services including 3,825,000 shares issued in the three months ended March 31, 2023. The Company valued the shares at $682,575 (including $275,300 for the three months ended March 31, 2023) based on the price of the common stock on the date the Company agreed to issue the shares.

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

•

4,000,000 shares of common stock were issued pursuant to a stock subscription agreement. The Company sold the shares for $0.02 and sold 1) a warrant to purchase 2,000,000 shares of common stock for $5,000. The warrant has an exercise price of $0.02 and expires July 1, 2024. The Company also sold for $5,000 a warrant to purchase 100,000 shares of RM Stock for $1.00 with an expiry date of July 1, 2024.

•

500,000 shares of common stock were issued in exchange for consulting services provided to the Company. The shares were valued at $0.11076 per share, the market price, on the date the Company agreed to issue the shares, with total value of $55,393.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of March 31, 2024, and September 30, 2023, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 10,000,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. As of March 31, 2024, and September 30, 2023, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of March 31, 2024, and September 30, 2023, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of March 31, 2024, and September 30, 2023, the Company has sold all 59,270,000 shares of Series F Preferred Stock at $0.05 per share (with total proceeds of $2,963,750), and the holders have converted all the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock, there were no shares of Series F Preferred Stock issued and outstanding.

Stock Options

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the three and six months ended March 31, 2024, 2,500,000 options vested.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the three and six months ended March 31, 2024, 2,500,000 options vested.

The following table summarizes activities related to stock options of the Company for the six months ended March 31, 2024, and the year ended September 30, 2023.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2022	-	$-	-
Issued	20,000,000	0.02	2.37
Outstanding at September 30, 2023	20,000,000	$0.02	1.75
Exercisable at September 30, 2023	5,000,000	$0.02	-
Outstanding at March 31, 2024	20,000,000	$0.02	1.25
Exercisable at March 31, 2024	10,000,000	$0.02	-

As of March 31, 2024, and September 30, 2023, 10,000,000 and 15,000,000 options to purchase shares of common stock remain unvested, with an unvested value of $544,597 and $816,896, respectively. In addition, in connection with these options, $390,832 and $684,777 of stock compensation expense remains unrecognized as of March 31, 2024, and September 30, 2023, respectively, and is being expensed over a weighted average period of 1.25 and 2.37 years from the date of the grant.

Warrants

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the three and six months ended March 31, 2024, the Company has included $52,038 and $104,076, respectively, in General and Administrative expenses- related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2024.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three and six months ended March 31, 2024, the Company recorded interest expense of $7,661 and $15,323, respectively.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2024.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three and six months ended March 31, 2024, the Company recorded interest expenses of $7,691 and $15,383, respectively.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the three and six months ended March 31, 2024, the Company has included $104,093 and $260,232, respectively, in general and administrative expenses.

The following table summarizes activities related to warrants of the Company for the year ended September 30, 2023, and the six months ended March 31, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	8,000,000	0.0225	1.86
Outstanding and exercisable at September 30, 2023	8,000,000	$0.0225	1.25
Outstanding and exercisable at March 31, 2024	8,000,000	$0.0225	0.75

The following table summarizes activities related to warrants to purchase RM Stock from the Company for the year ended September 30, 2023, and the six months ended March 31, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	900,000	1.00	2.15
Outstanding and exercisable at September 30, 2023	900,000	$1.00	1.53
Outstanding and exercisable at March 31, 2024	900,000	$1.00	1.03

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

On July 19, 2022, the Company entered an Investor Awareness Advisory Services Agreement with a third party. Pursuant to the agreement in exchange for $10,000 per month over the three-month term (the “Term”) of the agreement, the third party will provide investor awareness advisory services (the “Services”). In addition, at the end of the Term, based upon the Company’s satisfaction with the Services, the Company will issue 500,000 shares of common stock to the provider’s designee. The shares were issued in December 2022. The Company recorded stock-based compensation expense of $50,000 for the six months ended March 31, 2023.

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. The shares are to be issued on a pro-rata basis, whereby the initial 325,000 shares were issued on August 8, 2022, with an additional issuance of 325,000 shares to be issued every 90 days thereafter. On December 2, 2022, and February 14, 2023, the Company issued the second and third tranches, respectively, of 325,000 shares. The Company recorded stock-based compensation expense of $50,050 and $100,100 for the three and six months ended March 31, 2023, respectively.

On November 16, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock over the one-year term of the agreement the third party will provide financial consulting services to the Company. On December 5, 2022, the Company issued 500,000 shares and 500,000 shares were issued August 5, 2023. The Company recorded stock-based compensation expense of $43,000 for the six months ended March 31, 2023.

On December 2, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock. The shares were issued December 5, 2022. The Company recorded stock-based compensation expense of $100,000 for the six months ended March 31, 2023.

On December 5, 2022, the Company issued 1,200,000 shares of common stock for services rendered pursuant to a consulting agreement. The Company also agreed to pay a monthly fee of $5,000 per month. The Company recorded stock-based compensation expense of $120,000 for the six months ended March 31, 2023. Additionally for the three and six months ended March 31, 2023, the Company recorded stock compensation expense of $55,393, for the issuance of 500,000 shares of restricted common stock. The shares were issued February 14, 2023.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer ("the COO") of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024 (see Note 13). Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. For the three and six months ended March 31, 2024, the Company recorded an expense of $21,500 and $39,375 related to the 250,000 shares per month. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, and $106,590 is included in General and Administrative expenses-related party for the three and six months ended March 31, 2024. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, and $104,076 is included in General and Administrative expenses-related party for the three and six months ended March 31, 2024. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the three and six months ended March 31, 2023, the Company recorded an expense of $22,525 related to the 250,000 shares per month for February and March 2023. In addition, $35,530 for CYCA Option and $34,692 for RM Warrant are included in stock-based compensation expense for the three and six months ended March 31, 2023.

On March 3, 2023, the Company entered a Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) a warrant to purchase 250,000 shares of RM Stock at an exercise price of $1.00 per share with an expiry date of July 1, 2025. The option to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three and six months ended March 31, 2024, $74,942, and $187,355 is included in stock-based compensation expense, respectively. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three and six months ended March 31, 2024, $104,093 and $260,232 is included in stock-based compensation expense, respectively. On May 11, 2023, the Company issued an additional 5,000,000 shares to the Consultant. On December 6, 2023, the Company agreed to issue an additional 6,000,000 shares of common stock. The Company valued the 6,000,000 shares at $0.0282 per share and included stock-based compensation expense of $169,200 for the six months ended March 31, 2024.

On April 1, 2023, the Company entered a Consulting Agreement with a third party for marketing services in exchange for 250,000 shares of restricted common stock. The shares vest in 12 equal amounts of 20,833. For the three and six months ended March 31, 2024, the Company has recorded stock-based compensation of $3,006 and $6,012, respectively, with the offset to accounts payable and accrued expenses.

On October 1, 2023, the Company entered into a one-year Agreement for Board of Advisor Services with a third party to provide general technical, AI, sales, and marketing services in exchange for 3,000,000 shares of common stock. The Company valued the shares at $80,700 ($0.0269 per share). The shares are to be issued at the end of the term, and the Company is amortizing the expense over the term of the contract. For the three and six months ended March 31, 2024, the Company included $20,175 and $40,350, respectively, in General and Administrative expenses and in accounts payable and accrued expenses.

On January 1, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $62,400 and is amortizing the expense over the term of the contract. For the three and six months ended March 31, 2024, the Company included $15,600, in General and Administrative expenses and in accounts payable and accrued expenses. The 3,000,0000 shares of common stock were issued May 8, 2024 (see Note 13).

On January 2, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for a monthly fee of $10,000 per month and 5,000,000 shares of common stock. The shares were issued on January 18, 2024. The Company valued the shares at $104,000 and is amortizing the expense over the term of the contract. For the three and six months ended March 31, 2024, the Company included $26,001, in General and Administrative expenses.

On March 19, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $78,000 and is amortizing the expense over the term of the contract. For the three and six months ended March 31, 2024, the Company included $6,500 in General and Administrative expenses and in accounts payable and accrued expenses.

NOTE 10 - LICENSE AGREEMENT

On August 9, 2022, the Company signed an Intellectual Property License Agreement (the “IPLA”) with Reticulate Micro, Inc. (“RM”). Pursuant to the ten-year term (the “Term”) of IPLA, RM agreed to issue to the Company 5,100,000 shares of RM’s Class A Common Stock and a royalty of 5% of net sales during the Term in exchange for the licensing of the Company’s technology related to its SUPR ISR (the Superior Utilization of Processing Resources- Intelligence, Surveillance and Reconnaissance).

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ former CTO was a co-founder, and a former Director and President and Treasurer of RM. Mr. Chermak, the Company’s former COO is a co-founder, Director and Vice-president and Secretary of RM. Mr. Ansari is a co-founder and former Director of RM. RM had initially issued 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. On May 15, 2023, Mr. Collins cancelled his 1,600,000 shares of Class B common stock in exchange for 200,000 shares of Class A common stock. As of March 31, 2024, and September 30, 2023, RM has 2,000,000 Class B Common Stock shares outstanding, respectively. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. As of March 31, 2024, and September 30, 2023, RM had 10,123,244 and 8,257,714 Class A common stock shares issued and outstanding, respectively. Accordingly, as of March 31, 2024, and September 30, 2023, the Company’s 5,100,000 shares of Class A Common Stock represent approximately 2.43% and 2.49%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

The Company accounts for its interest in RM under the cost method of accounting. Due to RM just being formed at the time of the license agreement no value had been assigned to the investment.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of March 31, 2024, and September 30, 2023.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Six Months ended March 31, 2024	Six Months ended March 31, 2023
Pre-tax loss	$(2,047,669)	$(1,764,019)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(430,010)	(370,444)
Permanent differences	208,328	195,217
Change of valuation allowance	221,682	175,227
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	March 31, 2024	September 30, 2023
Net operating losses carried forward	$2,194,907	$1,973,226
Less: Valuation allowance	(2,194,907)	(1,973,226)
Net deferred tax assets	$—	$—

As of March 31, 2024, and September 30, 2023, the Company has approximately $10,451,000 and $9,396,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of March 31, 2024, and September 30, 2023, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended March 31, 2024, and 2023, and no provision for interest and penalties is deemed necessary as of March 31, 2024, and September 30, 2023.

NOTE 12 - DEFERRED REVENUE

The Company records the agreed amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the three and six months ended March 31, 2024, the Company recognized $0 and $2,411 and for the three and six months ended March 31, 2023, $8,118, and $13,824, respectively, of revenue from these agreements. As of March 31, 2024, all deferred revenue has been recognized.

NOTE 13 - SUBSEQUENT EVENTS

Since April 1, 2024, the Company has issued in the aggregate $1,537,950 of convertible notes.  The notes bear an interest rate of 18% per annum and mature on the first anniversary on the date each note as funded. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to RM Stock owned by the Company. The notes are convertible by the lender at any time into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note.

On April 1, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 2,500,000 shares of common stock upon execution of the agreement (the “Initial Issuance”) and a further 2,500,000 shares of common stock one year after the execution (the “Final Issuance”). The Initial Issuance of 2,500,000 shares of common stock were issued on May 8, 2024. In connection with the agreement, the Company also agrees to issue a warrant to purchase Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company, at $1.50 per share.

On April 1, 2024, the Company recorded the transfer of 3,682 shares of RM stock from Company ownership, as it will be issued to noteholders for accrued interest of $9,059 as of March 31, 2024.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide assistance to the Company in building its in house development team and manage software projects, in exchange for 3,000,000 shares of common stock. The Company issued 1,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 5,000,000 shares of common stock. The Company issued 2,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement.

On May 8, 2024, the Company issued 2,285,804 shares of common stock in satisfaction of $56,584 of accrued interest.

On May 8, 2024, the Company issued 3,000,000 shares of common stock pursuant to the January 1, 2024, consulting agreement (see Note 9).

On May 8, 2024, the Company issued 3,000,000 shares of common stock to the Company’s President, pursuant to her agreement (see Note 5 and Note 9).

On May 8, 2024, the Company issued 3,000,000 shares of common stock to the Company’s Fractional CFO as a bonus.

On May 14, 2024, the lender and the Company agreed to settle a $50,000 convertible promissory note that had a maturity date of May 3, 2024, by the issuance of 50,000 shares of RM stock for the principal amount and to issue 85,883 shares of the Company’s common stock for accrued and unpaid interest.

On May 16, 2024, the Company issued 2,500,000 shares to a consultant pursuant to an amendment to their consulting agreement.

On May 16, 2024, the Company issued 5,000,000 shares of common stock to a consultant pursuant to a one-year consulting agreement effective May 1, 2024.

In April 2024, the Company increased the authorized common shares to 600,000,000 shares, as approved by the board.

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

Results of Operations for the three and six months ended March 31, 2024, and 2023:

Revenues for the three and six months ended March 31, 2024, were $-0- and $2,411, respectively, compared to $8,118 and $13,824 for the three and six months ended March 31, 2023, respectively, were from deferred revenue on subscription agreements being recognized.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues decreased for the three and six months ended March 31, 2024, compared to the three and six months ended March 31, 2023, due to the lower deferred revenue recognized on subscription agreements entered into and being recognized in the current quarter.

Operating expenses increased by $245,589 and $129,598, respectively, for the three and six months ended March 31, 2024, compared to three and six months ended March 31, 2023, as shown in the table below:

	Three months ended March 31,		Six months ended March 31,
Description	2024	2023	2024	2023
Related party expenses (excluding stock-based compensation)	$90,000	$132,869	$180,000	$310,737
Stock based compensation	265,692	285,192	742,000	836,860
Stock based compensation, officers	126,834	92,747	250,042	92,747
Professional fees	61,500	60,409	106,501	113,555
Consulting expenses (excluding stock-based compensation)	55,000	100	222,000	199,887
Depreciation expense	10,508	11,738	21,084	23,642
Software and demo expenses	187,174	416	187,460	25,785
General and Administrative, officers	3,187	6,288	5,805	7,894
Auto, travel and entertainment	14,643	21,900	21,889	47,430
Rent expense	6,372	6,575	13,182	12,691
Transfer agent and filing fees	7,926	8,134	16,610	15,317
Investor relations	57,560	19,250	89,481	50,412
Gain on debt extinguishment	(8,789)	-	(4,834)	-
Other operating expenses	28,103	14,503	44,942	29,607
Total	$905,710	$660,121	$1,896,162	$1,766,564

For the three and six months ended March 31, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Three months ended March 31,		Six months ended March 31,
Description	2024	2023	2024	2023
CEO-Management fees	$45,000	$45,000	$90,000	$105,000
Chief Technology Officer (CTO)	-	45,000	-	105,000
Chief Administration Officer (CAO)	-	10,000	-	55,000
Chief Operation Officer (COO)	45,000	20,000	90,000	20,000
Office rent and expenses	-	12,869	-	25,737
Total	$90,000	$132,869	$180,000	$310,737

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

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. The last month to month lease payment was for March 2023, and accordingly, there is no rent expense for the three and six months ended March 31, 2024. Included in office rent for the three and six months ended March 31, 2023, is $10,500 and $21,000 respectively.

Stock based compensation, officers for the three and six months ended March 31, 2023, was comprised pursuant to the agreement with the COO to issue 250,000 shares per month, to be certificated semi-annually. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the “CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. For the three and six months ended March 31, 2024, the Company recorded an expense of $21,500 and $39,375 related to the 250,000 shares per month. For the three and six months ended March 31, 2023, the Company recorded an expense of $22,525 related to the 250,000 shares per month for February and March 2023. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, and $106,590 is included in General and Administrative expenses-related party for the three and six months ended March 31, 2024, and $35,530 is included in stock-based compensation expense for the three and six months ended March 31, 2023. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, and $104,076 is included in General and Administrative expenses-related party for the three and six months ended March 31, 2024, and  $34,692 is included in stock-based compensation expense for the three and six months ended March 31, 2023.

Stock based expense for the three and six months ended March 31, 2024, were related to shares issued to consultants of $-0- and $169,200, respectively and the amortization of common stock (pursuant to the terms of each consultant’s contracts), options and warrants of $265,692 and $572,800, respectively.

Stock based expense for the three and six months ended March 31, 2023, were related to shares issued to consultants of $195,675 and $747,343, respectively, as well as the amortization of options and warrants of $89,517 for the three and six months ended March 31, 2023.

During the three and six months ended March 31, 2024, software and demo expenses increased due to the Company during the three- and six-months ending March 31, 2024, engaging consultants in the transitioning from the product software development stage to the full SaaS commercial release stage of Cytta's proprietary technologies, including the CyttaCARES system for schools and the CyttaCOMMS IGAN Incident Command System.

Consulting expenses increased for the three and six months ended March 31, 2024, as a result of additional consultants engaged beginning January 1, 2024.

Investor relations fees increased for the three- and six-months ending March 31, 2024, compared to the three- and six-months ending March 31, 2023. The increases were primarily a result of the Company engaging additional consultants as well as the Company attending trade shows and conferences to expose the Company to potential investors.

Other expense, net, for the three and six months ended March 31, 2024, was $82,831 and $153,918, respectively, compared to $11,308 and $11,279, for the three and six months ended March 31, 2023.

	Three months ended March 31,		Six months ended March 31,
Description	2024	2023	2024	2023
Interest expense	$82,954	$11,308	$154,241	$11,334
Interest income	(123)	-	(323)	(55)
Total	$82,831	$11,308	$153,918	$11,279

The increase in interest expense for the three and six months ended March 31, 2024, is primarily a result of the interest on convertible notes, as well as the amortization of note discounts.

The following tables set forth key components of our balance sheets as of March 31, 2024, and September 30, 2023.

	March 31, 2024	September 30, 2023

Current Assets	$962,868	$1,661,800

Long term assets	$407,583	$639,334

Total Assets	$1,370,451	$2,301,134

Current Liabilities	$3,035,863	$2,561,493

Total Liabilities	$3,035,863	$2,561,493

Stockholders’ Deficit	$(1,665.412)	$(260,359)

Total Liabilities and Stockholders’ Deficit	$1,370,451	$2,301,134

Liquidity and Capital Resources

As of March 31, 2024, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business.  Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities. From April 1, 2024, through May 14, 2024, the Company received proceeds of $1,537,950 in exchange for convertible notes issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had an accumulated deficit of $34,651,149 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

As of March 31, 2024, we had cash of $441,664 compared to $674,824 at September 30, 2023. As of March 31, 2024, we had current assets of $962,868 and current liabilities of $3,035,863, which resulted in working capital deficiency of $2,072,995. The current liabilities are comprised of accounts payable and accrued expenses, related party payables, convertible notes payable, note payable, and dividends payable.

Operating Activities

For the six months ended March 31, 2024, net cash used in operating activities was $790,660 compared to $840,939 for the six months ended March 31, 2023. For the six months ended March 31, 2024, our net cash used in operating activities was primarily attributable to the net loss of $2,047,669 and gain on debt extinguishment of $4,834, adjusted by stock-based compensation of $992,042, amortization of note discounts of $30,706, and amortization and depreciation of $21,084. Net changes of $218,011 in operating assets and liabilities decreased the cash used in operating activities.

For the six months ended March 31, 2023, our net cash used in operating activities was primarily attributable to the net loss of $1,764,019, adjusted by stock-based compensation of $929,607, depreciation of $23,642 and non-cash interest expense of $6,707. Net changes of $36,876 in operating assets and liabilities increased the cash used in operating activities.

Investing Activities

For the six months ended March 31, 2024, and 2023, there was no cash provided by investing activities.

Financing Activities

For the six months ended March 31, 2024, the Company received $557,500 in exchange for the issuance of various convertible promissory notes.

For the six months ended March 31, 2023, cash provided by financing activities was $300,000; comprised of $100,000 from sale of common stock and warrants, $160,000 from the issuance of convertible promissory notes and $40,000 from the issuance of a promissory note.

Critical Accounting Policies and Estimates

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, related party liabilities, dividends payable, convertible notes payable and note payable, approximate their fair values because of the short maturity of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three and six months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended March 31, 2024:

On January 12, 2024, the Company issued 18,148 shares of restricted common stock in settlement of $454 of accrued interest.

On January 12, 2024, the Company issued 90,740 shares of restricted common stock in settlement of $2,268 of accrued interest.

On January 12, 2024, the Company issued another 90,740 shares of restricted common stock in settlement of $2,268 of accrued interest.

On January 12, 2024, the Company issued 1,823,868 shares of restricted common stock in settlement of $45,597 of accrued interest.

On January 12, 2024, the Company issued 45,370 shares of restricted common stock in settlement of $1,134 of accrued interest.

On January 12, 2024, the Company issued 45,370 shares of restricted common stock in settlement of $1,134 of accrued interest.

On January 12, 2024, the Company issued 113,425 shares of restricted common stock in settlement of $2,268 of accrued interest.

On January 18, 2024, the Company issued 5,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.0208 per share, the market price, on the date the Company agreed to issue the shares.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended March 31, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: May 20, 2024

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

