Form 10-Q
period 2024-06-30
CYTTA CORP.
filed 2024-08-19
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2024

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

As of August 19, 2024, there were 467,318,268 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

CYTTA CORP
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2024	2023
ASSETS
Current Assets
Cash	$1,717,203	$674,824
Prepaid expenses	629,087	986,976
Total Current Assets	2,346,290	1,661,800

Prepaid expenses, non-current	245,776	561,776
Property and equipment, net	61,161	77,558
TOTAL ASSETS	$2,653,227	$2,301,134

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$579,226	$546,335
Related party liabilities	576,186	772,532
Dividend payable	33,427	33,427
Deferred revenue	4,162	2,411
Note payable	43,200	40,000
Convertible notes payable, net of discount	1,311,799	1,166,788
Total Current Liabilities and Total Liabilities	2,548,000	2,561,493

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit)
Preferred stock par value $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 shares issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding)	-	-
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized and -0- issued and outstanding)	-	-
Common stock par value $0.001; (600,000,000 shares authorized and 467,318,268 (June 30, 2024) and 426,831,170 (September 30, 2023) shares issued and outstanding)	467,320	426,832
Additional paid in capital	35,742,183	31,915,639
Accumulated Deficit	(36,104,926)	(32,603,480)
Total Stockholders' Equity (Deficit)	105,227	(260,359)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,653,227	$2,301,134

The accompanying notes are an integral part of these statements

CYTTA CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023

Revenues	$832	$8,117	$3,243	$21,941

Operating Expenses:
General and administrative - related party expenses	222,433	414,008	652,475	817,492
General and administrative - other	1,073,314	867,693	2,539,434	2,230,773
Total operating expenses	1,295,747	1,281,701	3,191,909	3,048,265

Loss from Operations	(1,294,915)	(1,273,584)	(3,188,666)	(3,026,324)

Other expenses (income)
Interest expense	159,041	29,528	313,282	40,862
Interest income	(179)	(95)	(502)	(150)
Total Other Expenses (Income)	158,862	29,433	312,780	40,712

Loss before income taxes	(1,453,777)	(1,303,017)	(3,501,446)	(3,067,036)
Provision for income taxes	-	-	-	-
Net loss	$(1,453,777)	$(1,303,017)	$(3,501,446)	$(3,067,036)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding Basic and diluted	458,786,278	398,546,509	442,623,891	388,748,600

The accompanying notes are an integral part of these statements

Cytta Corp.
Statement of Changes in Stockholders' Equity (Deficit)
The Three and Nine Months Ended June 30, 2024
(Unaudited)

									Total
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances September 30, 2023	600,000	$600	50,000	$50	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

Common stock and warrants issued for services	-	-	-	-	6,000,000	6,000	163,200	-	169,200

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	1,887,750	1,888	48,893	-	50,781

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	(1,059,128)	(1,059,128)
Balances December 31, 2023	600,000	600	50,000	50	434,718,920	434,720	32,127,732	(33,662,608)	(1,099,506)

Common stock issued for services	-	-	-	-	5,000,000	5,000	99,000	-	104,000

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	2,227,661	2,228	44,108	-	46,336

Warrants vested to purchase common stock	-	-	-	-	-	-	272,299	-	272,299

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	(988,541)	(988,541)
Balances March 31, 2024	600,000	600	50,000	50	441,946,581	441,948	32,543,139	(34,651,149)	(1,665,412)

Common stock issued for services	-	-	-	-	20,000,000	20,000	501,150	-	521,150

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	2,371,687	2,372	66,440	-	68,812

Common stock issued for accounts payable and accrued liabilities, related party	-	-	-	-	3,000,000	3,000	87,000	-	90,000

Warrants issued and vested to purchase Reticulate Micro common stock	-	-	-	-	-	-	119,348	-	119,348

Issuance of Reticulate Micro common stock for convertible note
and accrued interest conversion	-	-	-	-	-	-	2,425,106	-	2,425,106

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	(1,453,777)	(1,453,777)
Balances June 30, 2024	600,000	$600	50,000	$50	467,318,268	$467,320	$35,742,183	$(36,104,926)	$105,227

Cytta Corp.
Statement of Changes in Stockholders' Equity (Deficit)
The Three and Nine Months Ended June 30, 2023
(Unaudited)

									Total
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances September 30, 2022	600,000	$600	50,000	$50	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Common stock issued for services	-	-	-	-	3,925,000	3,925	403,350	-	407,275

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	(1,100,708)	(1,100,708)
Balances December 31, 2022	600,000	600	50,000	50	383,685,670	383,686	28,359,738	(28,975,715)	(231,641)

Common stock issued for services	-	-	-	-	3,825,000	3,825	271,475	-	275,300

Common stock issued for accounts payable	-	-	-	-	750,000	750	38,625	-	39,375

Common stock issued for common stock payable	-	-	-	-	54,750	55	54,695	-	54,750

Common stock issued for accrued liabilities, related party	-	-	-	-	500,000	500	54,893	-	55,393

Common stock and warrants issued for cash	-	-	-	-	4,000,000	4,000	96,000	-	100,000

Warrants issued in conjunction with notes payable	-	-	-	-	-	-	87,001	-	87,001

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(663,311)	(663,311)
Balances March 31, 2023	600,000	600	50,000	50	392,815,420	392,816	28,962,427	(29,639,026)	(283,133)

Common stock issued for services	-	-	-	-	10,000,000	10,000	390,000	-	400,000

Common stock issued for accounts payable	-	-	-	-	288,000	288	11,524	-	11,812

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	(1,303,017)	(1,303,017)
Balances June 30, 2023	600,000	$600	50,000	$50	403,103,420	$403,104	$29,363,951	$(30,942,043)	$(1,174,338)

The accompanying notes are an integral part of these statements

Cytta Corp.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,501,446)	$(3,067,036)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation expenses for services	1,691,877	1,876,993
Amortization of note discounts	46,060	22,661
Gain on debt extinguishment	(14,291)	-
Depreciation expense	31,103	34,550
Changes in Operating Assets and Liabilities:
Prepaid expenses	76,687	(82,481)
Accounts payable and accrued liabilities	243,854	40,391
Accounts payable-related party	13,040	46,290
Deferred revenue	1,752	10,528
Net cash used in operating activities	(1,411,364)	(1,118,104)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(14,707)	-
Net cash used in investing activities	(14,707)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	-	100,000
Proceeds from issuance of note payable	-	40,000
Proceeds from issuance of short-term convertible notes payable	2,468,450	610,000
Proceeds from issuance of long-term convertible notes payable	-	100,000
Net cash provided by financing activities	2,468,450	850,000

NET CHANGE IN CASH	1,042,379	(268,104)
CASH AT BEGINNING OF PERIOD	674,824	755,122
CASH AT END OF PERIOD	$1,717,203	$487,018

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$794,350	$1,082,575
Common stock issued for accounts payable and accrued liabilities	$160,251	$37,200
Common stock issued for accrued expenses, related party	$108,250	$55,393
Reticulate Micro common stock issued for convertible notes and accrued interest	$2,425,106	$-

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

June 30, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $36,104,926 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at June 30, 2024, and September 30, 2023.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-three-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the nine months ended June 30, 2024, and 2023 is summarized as:

	June 30,
	2024	2023
Balance beginning of period	$1,548,752	$32,897
Stock-based compensation	309,550	-
Amortization of stock-based compensation	(906,750)	-
Other prepaid expense activity	(76,689)	82,480
Sub-total	874,863	115,377
Less non-current portion	245,776	-
Prepaid expenses, current portion	$629,087	$115,377

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, related party liabilities, dividends payable, deferred revenue, convertible notes payable and note payable, approximate their fair values because of the short maturity of these instruments.

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

Recent Accounting Pronouncements

Other than the above there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended June 30, 2024, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of June 30, 2024, and September 30, 2023:

	June 30, 2024	September 30, 2023
Property and equipment	$245,606	$230,900
Accumulated depreciation	(184,445)	(153,342)
Property and equipment, net	$61,161	$77,558

Depreciation expense was $10,019 and $31,103 for the three and nine months ended June 30, 2024, respectively, and $10,908 and $34,550 for the three and nine months ended June 30, 2023, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three and nine months ended June 30, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Three months ended June 30,		Nine months ended June 30,
Description	2024	2023	2024	2023
CEO-Management fees	$45,000	$45,000	$135,000	$150,000
Chief Technology Officer (CTO)	-	-	-	105,000
Chief Administration Officer (CAO), through January 31, 2023	-	-	-	55,000
President and Chief Operating Officer	45,000	30,000	135,000	50,000
Stock-based compensation expense, officers	124,708	339,008	374,750	431,755
Office rent and expenses	7,725	-	7,725	25,737
Total	$222,433	$414,008	$652,475	$817,492

On January 1, 2022, the Company increased the monthly fee from $15,000 to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. Effective April 1, 2023, the Company was no longer compensating the CTO and did not incur any additional office CTO rent and expenses.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the three and nine months ended June 30, 2024, the Company recorded an expense of $19,375 and $58,750 related to the 250,000 shares per month. For the three and nine months ended June 30, 2023, the Company recorded an expense of $33,675 and $56,200 related to the 250,000 shares per month for February through June 2023. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the three and nine months ended June 30, 2023.

Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, and $159,885 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2024, respectively, and $53,295, and $88,825 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, and $156,114 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2024, respectively, and $52,038, and $86,730 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2023, respectively.

Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month, on a month to month basis, accordingly, $7,725 is included in related party expenses for the three and nine months ended June 30, 2024.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. The last month to month lease payment related to the agreement with the CTO was for March 2023, and accordingly, there is no rent expense for the three and nine months ended June 30, 2024. Included in office rent for the three and nine months ended June 30, 2023, is $0 and $21,000, respectively.

Accounts payable, related parties

As of June 30, 2024, and September 30, 2023, the Company owes $576,186 and $772,532, respectively, to related parties as follows:

	June 30, 2024	September 30, 2023
Management fees, Chief Executive Officer (CEO)	$123,040	$110,000
Bonus, CEO	70,000	70,000
Stock to be issued President and COO	353,146	562,532
Fees, bonus, and accounts payable, former CTO	30,000	30,000
Total	$576,186	$772,532

NOTE 6 - NOTE PAYABLE

On January 10, 2023, the Company entered into an 8%, $40,000 face value unsecured promissory note with a third-party lender with a maturity date the earlier of the Company raising $1,000,000 in debt or equity, or January 10, 2024. Effective January 10, 2024, the lender amended and restated the note with a principal balance of $43,200, that matures on the six-month anniversary with an interest rate of 8% and pledged 45,000 shares of RM stock as collateral for the note.  On August 12, 2024, the Company has agreed to transfer 45,000 shares of RM stock to RM for satisfaction of the note and accrued and unpaid interest (see note 13).

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2023, (the “March 2023 Notes”) the Company issued five (5) convertible promissory notes, in the aggregated principal amount of $160,000, to investors. The notes bear an interest rate of 18% per annum. Principal amount of $100,000 matured on July 1, 2024, and have been extended to July 1, 2025, while principal amount of $60,000 matured on various dates of February 2024 and have all been extended to December 31, 2024. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. The notes are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the three and nine months ended June 30, 2024, amortization of the debt discounts of $7,662 and $22,985 was charged to interest expense. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the three and nine months ended June 30, 2024, amortization of the debt discounts of $7,692 and $23,075 was charged to interest expense. As of June 30, 2024, the outstanding principal balance of the March 2023 Notes was $160,000 with a carrying value of $157,849, net of unamortized discounts of $2,151.

During the quarter ended June 30, 2023, (the “June 2023 Notes”) the Company issued two (2) convertible promissory notes, in the aggregated principal amount of $550,000, to investors. The notes bear an interest rate of 18% per annum and matured during the quarter ended June 30, 2024. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company. Of the notes, $500,000 are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 or RM Stock at $1.00 per share, and $50,000 are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.02 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the quarter ended June 30, 2024, the lenders of the June 2023 Notes agreed to settle the notes by the issuance of 550,000 shares of RM stock for the principal amount. As of June 30, 2024, there is no balance due on the June 2023 Notes.

During the quarter ended September 30, 2023, (the “September 2023 Notes”) the Company issued two (2) convertible promissory notes, in the aggregated principal amount of $505,000, to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended September 30, 2024. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company’s common stock at $0.025 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the quarter ended June 30, 2024, the lenders of the September 2023 Notes agreed to settle the notes by the issuance of 505,000 shares of RM stock for the principal amount. As of June 30, 2024, there is no balance due on the September 2023 Notes.

During the quarter ended December 31, 2023, (the “December 2023 Notes”) the Company issued a convertible promissory note of $40,000, to an investor. The note bears an interest rate of 18% per annum and matures during the quarter ended December 31, 2024. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. As of June 30, 2024, there is a balance due of $40,000 on the December 2023 Notes.

During the quarter ended March 31, 2024, (the “March 2024 Notes”) the Company issued nine (9) convertible promissory notes in the aggregate of $517,500, to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended March 31, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding a note of $250,000 which has a conversion price of $2.50 for RM stock. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the quarter ended June 30, 2024, the lenders of $167,500 of the March 2024 Notes agreed to settle the notes by the issuance of 83,750 shares of RM stock for the principal amount. As of June 30, 2024, there is a balance of $350,000 due on the March 2024 Notes.

During the quarter ended June 30, 2024, (the “June 2024 Notes”) the Company issued thirty eight (38) convertible promissory notes in the aggregate of $1,910,950 to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended June 30, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding $85,000 of June 2024 Notes where the conversion price is $1.00 for the RM stock. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the quarter ended June 30, 2024, the lenders of $1,147,000 of the June 2024 Notes agreed to settle the notes by the issuance of 573,500 shares of RM stock for the principal amount. As of June 30, 2024, there is a balance of $763,950 due on the June 2024 Notes.

The activity for the nine months ended June 30, 2024 and 2023 is summarized as follows:

	June 30, 2024	June 30, 2023
Beginning balance, face value	$1,215,000	$-
Convertible notes issued	2,468,450	710,000
Convertible notes converted	(2,369,500)	-
Convertible note discount	(2,151)	(64,340)
Ending balance	1,311,799	645,660
Less non-current portion	-	35,660
Ending balance, current portion	$1,311,799	$610,000

The Company has the following convertible notes payable outstanding as of June 30, 2024, and September 30, 2023:

	June 30, 2024	September 30, 2023
March 2023 Convertible notes payable, interest at 18%, matures December 31, 2024, or July 1, 2025, net of discount of $2,151 (June 30, 2024) and $48,212 (September 30, 2023)	$157,849	$111,788
June 2023 Convertible notes payable, interest at 18%	-	550,000
September 2023 Convertible notes payable, interest at 18%	-	505,000
December 2023 Convertible note payable, interest at 18%, matures December 28, 2024	40,000	-
March 2024 Convertible notes payable, interest at 18%, matures during quarter ending March 31, 2025	350,000	-
June 2024 Convertible notes payable, interest at 18%, matures during quarter ending June 30, 2025	763,950	-
Convertible notes payable, net of discounts of $2,151 (June 30, 2024) and $48,212 (September 30, 2023)	$1,311,799	$1,166,788

NOTE 8 - CAPITAL STOCK

Common Stock

The Company has authorized 600,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of June 30, 2024, and September 30, 2023, there were 467,318,268 and 426,831,170 common shares issued and outstanding respectively.

During the three and nine months ended June 30, 2024, the following shares of common stock were issued:

•

On April 24, 2024, the Company issued 2,285,804 shares of common stock for payment of $56,584 of accounts payable and accrued interest. The value of the shares issued was $66,407 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded a $9,823 loss on debt extinguishment for this transaction.

•

On April 24, 2024, the Company issued 3,000,000 shares of common issued for payment of $108,250 of accrued liabilities, related. The Company valued the shares at $90,000 based on the price of the common stock on the date the Company issued the shares and included $18,250 gain on debt extinguishment for this transaction.

•

On April 24, 2024, the Company issued 3,000,000 shares of common issued for services. The Company valued the shares at $62,400 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning January 1, 2024. The company will amortize the value over the term of the contract. For the three and nine months ended June 30, 2024, the Company recorded $15,600 and $31,200 of stock-based consulting expense.

16

•

On April 24, 2024, the Company issued 3,000,000 shares of common issued for services. The Company valued the shares at $82,500 based on the price of the common stock on the date the Company agreed to issue the shares. For the three and nine months ended June 30, 2024, the Company recorded $82,500 of stock-based consulting expense.

•

On April 24, 2024, the Company issued 1,500,000 shares of common issued for services. The Company valued the shares at $33,750 based on the price of the common stock on the date the Company issued the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 23, 2024. The company will amortize the value over the term of the contract. For the three and nine months ended June 30, 2024, the Company recorded $8,438 of stock-based consulting expense.

•

On April 24, 2024, the Company issued 2,500,000 shares of common issued for services. The Company valued the shares at $56,250 based on the price of the common stock on the date the Company issued the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 23, 2024. The company will amortize the value over the term of the contract. For the three and nine months ended June 30, 2024, the Company recorded $14,063 of stock-based consulting expense.

•

On April 24, 2024, the Company issued 2,500,000 shares of common issued for services. The Company valued the shares at $68,750 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 1, 2024. The company will amortize the value over the term of the contract. For the three and nine months ended June 30, 2024, the Company recorded $17,188 of stock-based consulting expense.

•

On May 16, 2024, the Company issued 2,500,000 shares of common issued for services. The Company valued the shares at $75,000 based on the price of the common stock on the date the Company agreed to issue the shares and is included in stock-based consulting expense for the three and nine months ended June 30, 2024.

•

On May 16, 2024, the Company issued 5,000,000 shares of common issued for services. The Company valued the shares at $142,500 based on the price of the common stock on the date the Company agreed to issue the shares. The shares issued were earned pursuant to the execution of a one-year consulting agreement on May 1, 2024. Accordingly, for the three and nine months ended June 30, 2024, the Company recorded $142,500 of stock-based consulting expense.

•

On May 23, 2024, the Company issued 85,883 shares of common stock for payment of $1,718 of accounts payable and accrued interest. The value of the shares issued was $2,405 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $687 in loss on debt extinguishment for the three and nine months ended June 30, 2024.

•

On January 18, 2024, the Company issued 5,000,000 shares of common issued for services. The Company valued the shares at $104,000 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning January 1, 2024. The company will amortize the value over the term of the contract. For the three and nine months ended June 30, 2024, the Company recorded $26,000 and $52,000, respectively, of stock-based consulting expense.

•

On January 12, 2024, the Company issued 2,227,661 shares of common stock for payment of $55,124 of accounts payable and accrued interest. The value of the shares issued was $46,336 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded an $8,788 gain on debt extinguishment for the nine months ended June 30, 2024.

•

On December 14, 2023, the Company issued 6,000,000 shares of common issued for services. The Company valued the shares at $169,200 based on the price of the common stock on the date the Company agreed to issue the shares and is included in stock-based consulting expense for the nine months ended June 30, 2024.

•

On November 30, 2023, the Company issued 1,887,750 shares of common stock for payment of $46,826 of accounts payable and accrued interest. The value of the shares issued was $50,781 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $3,955 in loss on debt extinguishment for the nine months ended June 30, 2024.

During the three and nine months ended June 30, 2023, the following shares of common stock were issued:

•

17,750,000 shares of common issued for services including 10,000,000 shares issued in the three months ended June 30, 2023. The Company valued the shares at $1,082,575 (including $400,000 for the three months ended June 30, 2023) based on the price of the common stock on the date the Company agreed to issue the shares.

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

•

500,000 shares of common stock were issued for payment of accounts payable and accrued expenses, related party. The shares were valued at $0.11076 per share, the market price, on the date the Company agreed to issue the shares, with total value of $55,393.

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock, par value $0.001 (the “Preferred Stock”), which such Preferred Stock shall be issuable in such series, and with such designations, rights and preferences as the Board of Directors may determine from time to time.

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of June 30, 2024, and September 30, 2023, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 10,000,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. As of June 30, 2024, and September 30, 2023, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of June 30, 2024, and September 30, 2023, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of June 30, 2024, and September 30, 2023, the Company has sold all 59,270,000 shares of Series F Preferred Stock at $0.05 per share (with total proceeds of $2,963,750), and the holders have converted all the 59,270,000 shares of Series F Preferred Stock to 59,270,000 shares of common stock, there were no shares of Series F Preferred Stock issued and outstanding.

Stock Options

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the three and nine months ended June 30, 2024, 0 and 2,500,000 options vested.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the three and nine months ended June 30, 2024, 0 and 2,500,000 options vested.

The following table summarizes activities related to stock options of the Company for the nine months ended June 30, 2024, and the year ended September 30, 2023.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2022	-	$-	-
Issued	20,000,000	0.02	2.37
Outstanding at September 30, 2023	20,000,000	$0.02	1.75
Exercisable at September 30, 2023	5,000,000	$0.02	-
Outstanding at June 30, 2024	20,000,000	$0.02	1.00
Exercisable at June 30, 2024	10,000,000	$0.02	-

As of June 30, 2024, and September 30, 2023, 10,000,000 and 15,000,000 options to purchase shares of common stock remain unvested, with an unvested value of $544,597 and $816,896, respectively. In addition, in connection with these options, $337,536 and $684,777 of stock compensation expense remains unrecognized as of June 30, 2024, and September 30, 2023, respectively, and is being expensed over a weighted average period of 1.25 and 2.37 years from the date of the grant.

Warrants

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the three and nine months ended June 30, 2024, the Company has included $52,038 and $156,114, respectively, in General and Administrative expenses- related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three and nine months ended June 30, 2024, the Company recorded interest expense of $7,662 and $22,985, respectively.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the three and nine months ended June 30, 2024, the Company recorded interest expenses of $7,692 and $23,075, respectively.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the three and nine months ended June 30, 2024, the Company has included $0 and $260,232, in general and administrative expenses.

On April 1, 2024, pursuant to a consulting agreement, the Company issued a warrant to purchase 50,000 shares of RM Stock that vested immediately and with an exercise price of $1.50 and an expiration date of April 1, 2025. The Company valued the warrant at $119,348 based on the Black Scholes option pricing model. The following assumptions were utilized in the Black-Scholes valuation of this immediately vested warrant during the three and nine months ended June 30, 2024, risk free interest rate of 5.03%, volatility of 145% and an exercise price of $1.50. Accordingly, $119,348 has been expensed for the three and nine months ended June 30, 2024, in general and administrative expenses.

The following table summarizes activities related to warrants of the Company for the year ended September 30, 2023, and the nine months ended June 30, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	8,000,000	0.0225	1.86
Outstanding and exercisable at September 30, 2023	8,000,000	$0.0225	1.25
Outstanding and exercisable at June 30, 2024	8,000,000	$0.0225	1.00

The following table summarizes activities related to warrants to purchase RM Stock from the Company for the year ended September 30, 2023, and the nine months ended June 30, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	900,000	1.00	2.15
Outstanding and exercisable at September 30, 2023	900,000	$1.00	1.53
Issued	50,000	1.50	1.00
Outstanding and exercisable at June 30, 2024	950,000	$1.03	0.99

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

On July 19, 2022, the Company entered an Investor Awareness Advisory Services Agreement with a third party. Pursuant to the agreement in exchange for $10,000 per month over the three-month term (the “Term”) of the agreement, the third party will provide investor awareness advisory services (the “Services”). In addition, at the end of the Term, based upon the Company’s satisfaction with the Services, the Company will issue 500,000 shares of common stock to the provider’s designee. The shares were issued in December 2022. The Company recorded stock-based compensation expense of $50,000 for the nine months ended June 30, 2023.

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. The shares are to be issued on a pro-rata basis, whereby the initial 325,000 shares were issued on August 8, 2022, with an additional issuance of 325,000 shares to be issued every 90 days thereafter. On December 2, 2022, February 14, 2023, and May 4, 2023, the Company recorded the remaining tranches, respectively, of 325,000 shares. The Company recorded stock-based compensation expense of $50,050 and $150,150 for the three and nine months ended June 30, 2023, respectively.

On November 16, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock over the one-year term of the agreement the third party will provide financial consulting services to the Company. On December 5, 2022, the Company issued 500,000 shares and 500,000 shares were issued August 5, 2023. The Company recorded stock-based compensation expense of $43,000 and $86,000 for the three and nine months ended June 30, 2023, including $43,000 for accruing the next issuance of 500,000 shares of common stock to be issued in August 2023.

On December 2, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock. The shares were issued December 5, 2022. The Company recorded stock-based compensation expense of $100,000 for the nine months ended June 30, 2023.

On December 5, 2022, the Company issued 1,200,000 shares of common stock for services rendered pursuant to a consulting agreement. The Company also agreed to pay a monthly fee of $5,000 per month. The Company recorded stock-based compensation expense of $120,000 for the nine months ended June 30, 2023. Additionally for the nine months ended June 30, 2023, the Company recorded stock compensation expense of $55,393, for the issuance of 500,000 shares of restricted common stock. The shares were issued February 14, 2023.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the three and nine months ended June 30, 2024, the Company recorded an expense of $19,375 and $58,750 related to the 250,000 shares per month. For the three and nine months ended June 30, 2023, the Company recorded an expense of $33,675 and $56,200 related to the 250,000 shares per month for February through June 2023. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the three and nine months ended June 30, 2023.

Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, and $159,885 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2024, respectively, and $53,295, and $88,825 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, and $156,114 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2024, respectively, and $52,038, and $86,730 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2023, respectively.

On March 3, 2023, the Company entered a Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) a warrant to purchase 250,000 shares of RM Stock at an exercise price of $1.00 per share with an expiry date of July 1, 2025. The option to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three and nine months ended June 30, 2024, $0 and $187,355 is included in stock-based compensation expense. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the three and nine months ended June 30, 2024, $0 and $260,232 is included in stock-based compensation expense. On May 11, 2023, the Company issued an additional 5,000,000 shares to the Consultant. On December 6, 2023, the Company agreed to issue an additional 6,000,000 shares of common stock. The Company valued the 6,000,000 shares at $0.0282 per share and included stock-based compensation expense of $169,200 for the nine months ended June 30, 2024. On May 16, 2024, the Company agreed to issue an additional 2,500,000 shares of common stock. The Company valued the 2,500,000 shares at $0.03 per share and included stock-based compensation expense of $75,000 for the three and nine months ended June 30, 2024.

On April 1, 2023, the Company entered a Consulting Agreement with a third party for marketing services in exchange for 250,000 shares of restricted common stock. The shares vest in 12 equal amounts of 20,833. For the nine months ended June 30, 2024, the Company has recorded stock-based compensation of $6,012, with the offset to accounts payable and accrued expenses.

On October 1, 2023, the Company entered into a one-year Agreement for Board of Advisor Services with a third party to provide general technical, AI, sales, and marketing services in exchange for 3,000,000 shares of common stock. The Company valued the shares at $80,700 ($0.0269 per share). The shares are to be issued at the end of the term, and the Company is amortizing the expense over the term of the contract. For the three and nine months ended June 30, 2024, the Company included $20,175 and $60,525, respectively, in General and Administrative expenses and in accounts payable and accrued expenses. Effective May 1, 2024, the Company amended the October 1, 2023, agreement and agreed to issue 7,000,000 shares, of which 5,000,000 were immediately earned and were issued May 16, 2024, and to issue an additional 2,000,000 shares at the end of the term. The Company valued the 5,000,000 shares at $142,500 ($0.0285 per share) and the Company is amortizing the expense related to the 2,000,000 shares (valued at $57,000) over the term of the contract. For the three and nine months ended June 30, 2024, the Company included $152,000 in General and Administrative expenses and $9,500 in accounts payable and accrued expenses.

On January 1, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $62,400 and is amortizing the expense over the term of the contract. For the three and nine months ended June 30, 2024, the Company included $15,600 and $31,200, respectively, in General and Administrative expenses. The 30,000,000 shares of common stock were issued May 8, 2024.

On January 2, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for a monthly fee of $10,000 per month and 5,000,000 shares of common stock. The shares were issued on January 18, 2024. The Company valued the shares at $104,000 and is amortizing the expense over the term of the contract. For the three and nine months ended June 30, 2024, the Company included $26,001 and $52,002, respectively, in General and Administrative expenses.

On March 19, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $78,000 and is amortizing the expense over the term of the contract. For the nine months ended June 30, 2024, the Company included $6,500 in General and Administrative expenses and in accounts payable and accrued expenses.

On April 1, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 2,500,000 shares of common stock upon execution of the agreement (the “Initial Issuance”) and a further 2,500,000 shares of common stock one year after the execution (the “Final Issuance”). The Initial Issuance of 2,500,000 shares of common stock were issued on May 8, 2024. The Company valued the shares at $137,500 and is amortizing the expense over the term of the contract. For the three and nine months ended June 30, 2024, the Company included $34,375 in General and Administrative expenses. In connection with the agreement, the Company also agreed to issue a warrant to purchase 50,000 Class A common stock shares of RM Stock owned by the Company, at $1.50 per share and vested immediately. The warrant to purchase the RM Stock was valued at $119,348 based on the Black Scholes option pricing model and has been expensed for the three and nine months ended June 30, 2024, in general and administrative expenses.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide assistance to the Company in building its in house development team and manage software projects, in exchange for 3,000,000 shares of common stock. The Company issued 1,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the shares at $67,500 and is amortizing the expense over the term of the contract. For the three and nine months ended June 30, 2024, the Company included $16,877 in General and Administrative expenses.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 5,000,000 shares of common stock. The Company issued 2,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the shares at $112,500 and is amortizing the expense over the term of the contract. For the three and nine months ended June 30, 2024, the Company included $28,127 in General and Administrative expenses.

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

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ former CTO was a co-founder, and a former Director and President and Treasurer of RM. Mr. Chermak, the Company’s former COO is a co-founder, Director and Vice-president and Secretary of RM. Mr. Ansari is a co-founder and former Director of RM. RM had initially issued 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. On May 15, 2023, Mr. Collins cancelled his 1,600,000 shares of Class B common stock in exchange for 200,000 shares of Class A common stock. As of June 30, 2024, and September 30, 2023, RM has 2,000,000 Class B Common Stock shares outstanding, respectively. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. As of June 30, 2024, and September 30, 2023, RM had 10,425,244 and 8,257,714 Class A common stock shares issued and outstanding, respectively. During the three and nine months ended June 30, 2024, the Company has agreed to issue 1,746,978 shares of RM stock in satisfaction of $2,369,500 of principal of convertible notes and $71,128 of accrued interest. In connection with such issuance of RM stock in satisfaction of convertible notes principal and accrued and unpaid interest, the Company recognized an amount of $2,425,106 upon conversion, which was included in the additional paid-in capital for the three and nine months ended June 30, 2024. Accordingly, as of June 30, 2024, and September 30, 2023, the Company’s 3,353,022 and 5,100,000, respectively, shares of Class A Common Stock represent approximately 1.59% and 2.49%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of June 30, 2024, and September 30, 2023.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Nine Months ended June 30, 2024	Nine Months ended June 30, 2023
Pre-tax loss	$(3,501,446)	$(3,067,036)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(735,308)	(644,078)
Permanent differences	355,294	394,169
Change of valuation allowance	380,014	249,909
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	June 30, 2024	September 30, 2023
Net operating losses carried forward	$2,353,239	$1,973,226
Less: Valuation allowance	(2,353,239)	(1,973,226)
Net deferred tax assets	$—	$—

As of June 30, 2024, and September 30, 2023, the Company has approximately $11,205,900 and $9,396,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of June 30, 2024, and September 30, 2023, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended June 30, 2024, and 2023, and no provision for interest and penalties is deemed necessary as of June 30, 2024, and September 30, 2023.

NOTE 12 - DEFERRED REVENUE

The Company records the agreed amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the three and nine months ended June 30, 2024, the Company recognized $832 and $3,243 and for the three and nine months ended June 30, 2023, $8,117, and $21,941, respectively, of revenue from these agreements. As of June 30, 2024, the balance of deferred revenues of $4,162 is included in the balance sheet.

NOTE 13 - SUBSEQUENT EVENTS

On August 12, 2024, the Company agreed to issue 45,000 shares of the RM stock it owns to RM, in satisfaction of the RM note payable and accrued and unpaid interest.

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

Results of Operations for the three and nine months ended June 30, 2024, and 2023:

Revenues for the three and nine months ended June 30, 2024, were $832 and $3,243, respectively, compared to $8,117 and $21,941 for the three and nine months ended June 30, 2023, respectively, were from deferred revenue on subscription agreements being recognized.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues decreased for the three and nine months ended June 30, 2024, compared to the three and nine months ended June 30, 2023, due to the lower deferred revenue recognized on subscription agreements entered into and being recognized in the current quarter.

Operating expenses increased by $14,046 and $143,644, respectively, for the three and nine months ended June 30, 2024, compared to three and nine months ended June 30, 2023, as shown in the table below:

	Three months ended June 30,		Nine months ended June 30,
Description	2024	2023	2024	2023
Related party expenses (excluding stock-based compensation)	$97,725	$75,000	$277,725	$385,737
Stock based compensation	575,127	608,377	1,317,127	1,445,237
Stock based compensation, officers	124,708	339,008	374,750	431,755
Professional fees	51,460	58,037	157,961	171,592
Consulting expenses (excluding stock-based compensation)	237,375	111,500	459,375	311,387
Depreciation expense	10,019	10,908	31,103	34,550
Software and demo expenses	743	444	188,203	26,229
General and Administrative, officers	3,798	5,234	9,603	13,128
Auto, travel and entertainment	13,855	9,608	35,744	57,038
Rent expense	6,748	6,515	19,930	19,206
Transfer agent and filing fees	11,255	8,924	27,865	24,241
Investor relations	147,520	27,855	237,001	78,267
Loss (gain) on debt extinguishment	(9,457)	4,613	(14,291)	4,613
Other operating expenses	24,871	15,678	69,813	45,285
Total	$1,295,747	$1,281,701	$3,191,909	$3,048,265

For the three and nine months ended June 30, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Three months ended June 30,		Nine months ended June 30,
Description	2024	2023	2024	2023
CEO-Management fees	$45,000	$45,000	$135,000	$150,000
Chief Technology Officer (CTO)	-	-	-	105,000
Chief Administration Officer (CAO)	-	-	-	55,000
Chief Operation Officer (COO)	45,000	30,000	135,000	50,000
Office rent and expenses	7,725	-	7,725	25,737
Total	$97,725	$75,000	$277,725	$385,737

On January 1, 2022, the Company increased the monthly fee from $15,000 to $18,000 for the CEO and CTO, respectively, and on February 1, 2022, the monthly fee for the CEO and CTO was increased to $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. Effective April 1, 2023, the Company was no longer compensating the CTO and did not incur any additional office CTO rent and expenses.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. The monthly fee was increased to $15,000 per month effective September 1, 2023. On October 1, 2023, the BOD also appointed the COO as the President.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. The last month to month lease payment was for March 2023, and accordingly, there is no rent expense for the three and nine months ended June 30, 2024, related to this lease. Included in office rent for the nine months ended June 30, 2023, is $21,000 respectively.

Stock based compensation, officers for the three and nine months ended June 30, 2024, was comprised pursuant to the agreement with the COO to issue 250,000 shares per month, to be certificated semi-annually. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the “CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025.

For the three and nine months ended June 30, 2024, the Company recorded an expense of $19,375 and $58,750 related to the 250,000 shares per month. For the three and nine months ended June 30, 2023, the Company recorded an expense of $33,675 and $56,200, respectively, related to the 250,000 shares per month. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, and $159,885 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2024, and $53,295 and $88,825 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2023. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, and $156,114 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2024, and  $52,038 and $86,730 is included in stock-based compensation expense-related party for the three and nine months ended June 30, 2023. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the three and nine months ended June 30, 2023.

Stock based expense for the three and nine months ended June 30, 2024, were related to shares issued to consultants of $300,000 and $469,200, respectively and the amortization of common stock (pursuant to the terms of each consultant’s contracts), options and warrants of $275,127 and $847,927, respectively.

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

During the nine months ended June 30, 2024, software and demo expenses increased due to the Company during the nine months ending June 30, 2024, engaging consultants in the transitioning from the product software development stage to the full SaaS commercial release stage of Cytta's proprietary technologies, including the CyttaCARES system for schools and the CyttaCOMMS IGAN Incident Command System.

Consulting expenses increased for the three and nine months ended June 30, 2024, as a result of additional consultants engaged beginning January 1, 2024.

Investor relations fees increased for the three- and nine-months ending June 30, 2024, compared to the three- and nine-months ending June 30, 2023. The increases were primarily a result of the Company engaging additional consultants as well as the Company attending trade shows and conferences to expose the Company to potential investors.

Other expense, net, for the three and nine months ended June 30, 2024, was $158,862 and $312,780, respectively, compared to $29,433 and $40,712, for the three and nine months ended June 30, 2023.

	Three months ended June 30,		Nine months ended June 30,
Description	2024	2023	2024	2023
Interest expense	$159,041	$29,528	$313,282	$40,862
Interest income	(179)	(95)	(502)	(150)
Total	$158,862	$29,433	$312,780	$40,712

The increase in interest expense for the three and nine months ended June 30, 2024, is primarily a result of the interest on the significantly higher face value of convertible notes, as well as the amortization of note discounts.

The following tables set forth key components of our balance sheets as of June 30, 2024, and September 30, 2023.

	June 30, 2024	September 30, 2023

Current Assets	$2,346,290	$1,661,800

Long term assets	$306,937	$639,334

Total Assets	$2,653,227	$2,301,134

Current Liabilities	$2,548,000	$2,561,493

Total Liabilities	$2,548,000	$2,561,493

Stockholders’ Equity (Deficit)	$105,227	$(260,359)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,653,227	$2,301,134

Liquidity and Capital Resources

As of June 30, 2024, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business.  Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $36,104,926 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

As of June 30, 2024, we had cash of $1,717,203 compared to $674,824 at September 30, 2023. As of June 30, 2024, we had current assets of $2,346,290 and current liabilities of $2,548,000, which resulted in a working capital deficit of $201,710. The current liabilities are comprised of accounts payable and accrued expenses, related party payables, deferred revenue, convertible notes payable, note payable, and dividends payable.

Operating Activities

For the nine months ended June 30, 2024, net cash used in operating activities was $1,411,364 compared to $1,118,104 for the nine months ended June 30, 2023. For the nine months ended June 30, 2024, our net cash used in operating activities was primarily attributable to the net loss of $3,501,446 adjusted by stock-based compensation of $1,691,877, amortization of note discounts of $46,060, Gain on debt extinguishment of $14,291 and amortization and depreciation of $31,103. Net changes of $335,333 in operating assets and liabilities decreased the cash used in operating activities.

For the nine months ended June 30, 2023, our net cash used in operating activities was primarily attributable to the net loss of $3,067,036 adjusted by stock-based compensation of $1,876,993, depreciation of $34,550, and non-cash interest expense of $22,661. Net changes of $14,728 in operating assets and liabilities decreased the cash used in operating activities.

Investing Activities

For the nine months ended June 30, 2024, the Company spent $14,707 for the purchase of property and equipment. For the nine months ended June 30, 2023, there was no cash flow from investing activities.

Financing Activities

For the nine months ended June 30, 2024, the Company received $2,468,450 in exchange for the issuance of various convertible promissory notes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of June 30, 2024, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three and nine months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all shares issued during the quarter ended June 30, 2024:

On April 24, 2024, the Company issued 17,951 shares of restricted common stock in settlement of $449 of accrued interest.

On April 24, 2024, the Company issued 89,753 shares of restricted common stock in settlement of $2,244 of accrued interest.

On April 24, 2024, the Company issued another 89,753 shares of restricted common stock in settlement of $2,244 of accrued interest.

On April 24, 2024, the Company issued 1,804,044 shares of restricted common stock in settlement of $45,102 of accrued interest.

On April 24, 2024, the Company issued 44,877 shares of restricted common stock in settlement of $1,121 of accrued interest.

On April 24, 2024, the Company issued another 44,877 shares of restricted common stock in settlement of $1,122 of accrued interest.

On April 24, 2024, the Company issued 112,192 shares of restricted common stock in settlement of $2,244 of accrued interest.

On April 24, 2024, the Company issued 74,959 shares of restricted common stock in settlement of $1,874 of accrued interest.

On April 24, 2024, the Company issued 4,932 shares of restricted common stock in settlement of $123 of accrued interest.

On April 24, 2024, the Company issued 2,466 shares of restricted common stock in settlement of $61 of accrued interest.

On April 24, 2024, the Company issued 3,000,000 shares of restricted common stock in settlement of $108,250 of accrued expenses, related.

On April 24, 2024, the Company issued 3,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.0208 per share, the market price, on the date the Company agreed to issue the shares.

On April 24, 2024, the Company issued 3,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.0275 per share, the market price, on the date the Company agreed to issue the shares.

On April 24, 2024, the Company issued 1,500,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.0225 per share, the market price, on the date the Company agreed to issue the shares.

On April 24, 2024, the Company issued 2,500,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.0225 per share, the market price, on the date the Company agreed to issue the shares.

On April 24, 2024, the Company issued another 2,500,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.0275 per share, the market price, on the date the Company agreed to issue the shares.

On May 16, 2024, the Company issued 2,500,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.03 per share, the market price, on the date the Company agreed to issue the shares.

On May 16, 2024, the Company issued 5,000,000 shares of restricted common stock in exchange for consulting services provided to the Company. The shares were valued at $0.0285 per share, the market price, on the date the Company agreed to issue the shares.

On May 23, 2024, the Company issued 85,883 shares of restricted common stock in settlement of $1,718 of accrued interest.

The Company issued the foregoing securities in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ended June 30, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: August 19, 2024

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

