Form 10-K
period 2024-09-30
CYTTA CORP.
filed 2025-01-14
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2024, was $10,325,640 (computed using the closing price of the common stock on March 31, 2024, as reported by OTCMarkets.com).

As of January 14, 2025, 469,877,826 shares of common stock of the registrant were outstanding.

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

The Company's proprietary CyttaCOMMS incident management software system offers real-time integration of video and audio streams, enabling improved collaboration and providing ongoing, relevant, actionable intelligence. Cytta’s innovative new product, CyttaCARES, is a game-changer in ensuring the safety and well-being of individuals in educational institutions and beyond. Cytta's CyttaCOMP ISTAR (Intelligence, Surveillance, Target Acquisition and Reconnaissance) technology delivers real-time compression of video streams with ultra-low latency, even in low bandwidth environments in conjunction with their compression Licensee Reticulate Micro, Inc.

Cytta’s proprietary SUPR Intelligence, Surveillance and Reconnaissance (ISR) technology designated CyttaCOMP, is now licensed to Reticulate Micro, Inc., CyttaCOMP, is at the core of our products and is the most potent software compression codec commercially available. CyttaCOMP is explicitly designed for realtime streaming of HD, 4K, and higher resolution video while requiring only limited bandwidth and minimal computational resources.

Cytta’s CyttaCOMMS (formerly IGAN Incident Command System (ICS) system) seamlessly streams and integrates all available video and audio sources during emergencies, enabling sharing of multiple video and audio inputs. The Cytta COMMS product was introduced into the market in the last quarter of 2024. The CyttaCOMMS online software platform is fully SaaS based with no hardware components. CyttaCOMMS introduces immediate real-time video and audio situational awareness, which is valuable for police, firefighters, first responders, emergency medical workers, industry, environmental and emergencies, security, military, and all their command centers in any emergency. The proprietary IGAN software technology powers, Cytta’s SaaS Based COMMS system and creates an integrated communications platform which seamlessly streams all available video and audio sources in all critical situations, for first responders enabling real time event and interactive mapping information. Also based upon the IGAN technology, Cytta’s CyttaCARES (Crisis Alert and Response Emergency System) system is an innovative SAAS solution designed to enhance safety and security in educational institutions especially during emergency situations. This comprehensive system provides real-time alerts, rapid two-way secure video communication, and efficient response coordination with live location tracking to emergency response teams.

We have created advanced video compression (SUPR), video/audio streaming and collaboration software (CyttaCOMMS), and school and institution safety and security software systems (CyttaCARES) that solve real world streaming, safety and security problems for multiple institutions and organizations. We believe our products will enable and empower the world to consume higher quality video anywhere, anytime while providing unparallelled safety and security.

Our corporate website is located at http://cytta.com/, and the contents of our website are expressly not incorporated herein.

Corporate Matters

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 50,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. On September 30, 2020, the Company issued 50,000 shares of Series D preferred Stock to a Company controlled by the Company’s CEO, in satisfaction of $1,347,894 of capital stock to be issued. As of September 30, 2024, and 2023, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2024, and 2023, there were no shares of Series E Preferred stock issued and outstanding.

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of September 30, 2024, and 2023, there were no shares of Series F Preferred Stock issued and outstanding.

Products

CyttaCOMP (formerly SUPR- Superior Utilization of Processing Resources) Product

Cytta’s proprietary, secure video compression technology offers, what we believe is, superior streaming in HD/4K/8K as compared to common open standard codec/algorithms and is licensed to Reticulate Micro, Inc. CyttaComp is an entirely unique, ground-up design that is a patented software codec/algorithm for video compression, which operates differently from MPEG-based codec/algorithms (H.264, H.265, VP9). CyttaCOMP performs exceptionally well in bandwidth-challenged environments where other video compression solutions cannot operate or do so poorly.

CyttaCOMP delivers video streaming for airborne ISR (Intelligence, Surveillance, and Reconnaissance) applications including environments where video streams are transmitted beyond line-of-sight. By utilizing a CyttaCOMP-enabled encoder onboard an aircraft, video can be securely streamed in high-definition to a CyttaCOMP-enabled decoder. Compared to MPEG-based video compression solutions, CyttaCOMP offers the following technological advantages:

•	Clear and superior imagery in lower bandwidths

•	Lossless video stream

•	Lower video latency

•	Proprietary video stream

•	Fewer instances of blocking artifacts and pixilation issues as compared to MPEG-based codec/algorithms (H.264, H.265, VP9) and alternatives

•	Processor operates more efficiently (CyttaCOMP utilizes only 2% of calculations per pixel vs. MPEG-based codec/algorithms (H.264, H.265, VP9)

•	Computer runs cooler during compression due to less processor-intense operation

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

CyttaCOMMS (formerly IGAN- Incident Global Area Network) Product

The CyttaCOMMS (Incident Global Area Network) ICS Incident Command System (ICS) is fully SaaS based online platform, designed to deliver communications composed of multiple streams of voice and video delivered from multiple sources with low latency and viewable by multiple parties over one unified secure communication system. CyttaCOMMS seamlessly streams all relevant video and audio into a single web (or mobile app) interface. It is designed to work as a common interface for daily operations or can scale up to support hundreds of participants from separate organizations during an emergency. CyttaCOMMS connects people-to-people, people-to-groups, and facilitates conferences independent of device or location. CyttaCOMMS offers a distributed and easily customized solution for integrating disparate communications systems in multiple locations into a seamless and rapidly re-configurable solution.

CyttaCOMMS’s distributed platform architecture allows individual communications systems to be located anywhere that a network connection can be established, and the interconnection of these systems can be controlled from any location or multiple locations. The robust platform is fully redundant such that if a site is lost, a backup is immediately established. CyttaCOMMS is an IP-software multi-channel / multi-access communications and tactical conferencing solution for professional and mission critical applications. The solution is highly scalable to multiple users and supports multiple channels and conferences.

CyttaCOMMS is a secure, advanced ICS (Incident Command System) offering low latency, multidirectional communications, integrating multiple video and voice devices including video cameras, smartphones, tablets, computers, bodycams and 2-way radios. CyttaCOMMS is a tool for video collaboration when requiring the integration of video feeds from sUAS (Small Unmanned Aerial Systems) unmanned drone operations and any other video source. CyttaCOMMS is designed to upload a video feed in real-time. It then allows remote participants to not only see low latency remote aerial video, but to guide flight and other source video instruction such as video zoom on a target or areas of inspection.

The IGAN technology powers, Cytta’s SaaS Based CyttaCOMMS system creating an integrated communications platform which seamlessly streams all available video and audio sources in all critical situations, for first responders enabling real time event and interactive mapping information. Also based upon the IGAN technology, Cytta’s CyttaCARES (Crisis Alert and Response Emergency System) system is an innovative SAAS solution designed to enhance safety and security in educational institutions especially during emergency situations. This comprehensive system provides real-time alerts, rapid two-way secure video communication, and efficient response coordination with a live location tracking to emergency response teams.

The CyttaCOMMS and CyttaCARES software platforms reside in Cytta’s secure cloud.

CyttaCOMMS operating through Cytta’s secure cloud offers secure FIPS (Federal Information Processing Standard) 140-2 and is CJIS (criminal justice information services) compliant.

CyttaCOMMS offers the following technical advantages:

•	Creates a unified communications system for sharing video and voice using advanced compression and SIP (Session Initiation Protocol) technologies.

•	No client application program is required. Utilizes a web browser to join a CyttaCOMMS session.

•	Multiple device flexibility in that any video device, 2-way radio, etc. can be added

•	Offers secure FIPS 140-2 and CJIS compliance

CYTTA PRODUCT LINES

The video compression and streaming product lines are comprised of three main types of products, each aimed at the different phases of selling to and supporting the customer.

Integrated Online SaaS Software Solutions

Our combined products (CyttaCOMMS, CyttaCARES and CyttaCOMP) are designed and built to create complete and integrated systems that are marketed to provide complete portable solutions to client requirements. Our integrated hardware/software products bring advantages to HD, 4K and 4K+ wireless live video streaming and a centralized video/audio interaction system to a variety of industries.

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

Intellectual Property

The original SUPR compression codec/algorithm and related industry knowhow and experience was acquired from Michael Collins, in 2013. Our current SUPR software codec/algorithm video compression technology is wholly owned by Cytta and has been licensed to Reticulate Micro, Inc.  All CyttaCOMMS and CyttaCARES software is a proprietary software development of the Company and is protected through normal software safety and security protocols.

Research and Development

Currently we are in the development and productization phase with our technologies based on our previous internal Research and Development projects. We are currently not conducting further Research and Development projects; however ongoing software maintenance and service is conducted on our existing products.

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

The Company sustained losses during the years ended September 30, 2024, and 2023, and the Company had an accumulated deficit in excess of $36,850,000 as of September 30, 2024. These conditions factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

Our growth plan is based upon Management’s projection of what may happen in the future, and such predictions may not occur.

Our growth plan is based upon management’s projections of estimated available cash flow, expenses, revenue, revenue over profit, earnings before interest, taxes and depreciation, sales cycle time and other measures of projected economic performance. These projections are made in Management’s view of what may happen in the future and are not based upon historical projections. Projections or predictions of future events may not occur, and actual results may differ materially from those expressed in or implied by such forward-looking statements.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and OTC Link rules, and regulations governing our technologies and data protection are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Also, while there is limited regulation of our business at the state and federal level, any change to such regulation could adversely affect our business. Also, our clients are often tightly regulated governments or government agencies, and their ability to pay us or our ability to provide services may be impacted by changes in regulations and laws applying to them, which restrict the types of vendors they contract with. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our business may be materially impacted, and our reputation may be harmed.

We will require additional financing to accomplish our business strategy.

We require substantial working capital to fund our business development plans, and we expect to experience significant negative cash flow from operations for at least the next six (6) months. We currently estimate that current available capital will be sufficient to meet our anticipated capital needs through June 30, 2025. Depending upon sales volume generated by our business during that time, we also anticipate the possibility of having to raise additional funds in order to achieve our plans and accomplish our immediate and longer-term business strategy. These additional funds likely will be raised through the issuance of Company’s securities in debt and/or equity financings. If we are unable to raise these additional funds on terms acceptable to us, we will be required to limit our expenditures for continuing our product development activities and expanding our sales and marketing operations, reduce our work force, or find alternatives to fund our business on terms that are not as favorable to the Company. Any such actions would impair our product development and expansion plans, reduce potential revenues, increase operating losses, and adversely affect the value of the Company.

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders.

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments may carry favorable conversion terms to their holders to the market price of our common stock on conversion. Accordingly, this may cause dilution to our stockholders.

Our success depends on the reception by market for our technology products.

Our ability to generate revenues will depend significantly on our ability to attract a sufficient number of users of the Company’s CyttaCOMMS and CyttaCARES streaming products. If we are unable to successfully market our products to our target markets and gain a sufficient number of users, any future revenues will be significantly impacted. In addition, any factors adversely affecting the demand for, or market acceptance of, our products could materially reduce our revenues and result in adverse market perceptions of our Company and its products.

We face significant competition.

We believe that our success will depend heavily upon achieving market acceptance of our CyttaCOMMS and CyttaCARES streaming products before our competitors introduce more advanced competing products. Current and new competitors, however, may be able to develop and introduce better or more desirable products in advance of us or at a lower cost. In addition, some of our current and potential competitors have longer and/or more established operating histories, greater industry experience, greater name recognition, established customer bases, and significantly greater financial, technical, marketing and other resources than we do. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and regulations, and our competitors’ innovations by continually working to improve the design of our products, enhancing our products, as well as improving and increasing our marketing and distribution channels. Increased competition could result in a decrease in the desirability of our products, a decrease in the use of our products by customers, loss of market share and brand recognition, and a reduction in the projected revenues from our products. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

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

As of January 6, 2025, the Company’s executive officers and directors beneficially owned approximately 23% of the Company’s outstanding common stock. Additionally, we have issued 50,000 shares of Series D Preferred Stock to our CEO and member of the Board of Directors, Gary Campbell, which shares entitle Mr. Campbell to two-thirds of the total votes of all outstanding capital stock of the Company. By virtue of such stock ownership, our CEO is able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

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

Our success will depend in significant part on our ability to maintain intellectual property and maintain protection for our products and processes in order to preserve our trade secrets and proprietary technology and establish brand identity and to operate without infringing upon the patents, trademarks or proprietary rights of third parties in the United States and other countries. It is also possible that others could successfully sue the Company for violating their rights in such types of technology. In either case, such litigation can be expensive and time-consuming and can be used by well-funded adversaries as a strategy for depleting the resources of a small enterprise such as ours. It is also possible that our competitors will develop products using a technology that would provide the same end results, without violating our intellectual property rights. Failure to obtain or subsequent loss of our intellectual property protection could seriously harm our business.

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

Because we are still in the initial phase of introducing our initial CyttaCOMMS and CyttaCARES products to the market, we do not know whether there will be design defects or problems with programming, which we are not currently aware of but which could be identified by our customers, which problems could delay future sales, or result in product redesign, recall or repair, and, ultimately, loss of market share, and any of which could have a material adverse effect on our financial performance.

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

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

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

12

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

Our shares are “penny stocks” and are covered by Section 15(d) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers including: disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock currently trades on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CYCA”.  The closing price of our common stock on January 10, 2025, was $0.022.

The Company’s transfer agent is Securities Transfer Corporation. It is located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas, 75093. Its phone number is (469) 633-0101. Its website is www.stctransfer.com.

Holders

As of September 30, 2024, the Company had 469,877,826 shares of our common stock issued and outstanding held by 275 holders of record.

Recent Sales of Unregistered Securities

On September 6, 2024, the Company issued 2,559,558 shares of restricted common stock in settlement of $63,989 of accounts payable and accrued interest. The value of the shares issued was $73,715 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded a $9,726 loss on debt extinguishment for this transaction.

On May 23, 2024, the Company issued 85,883 shares of restricted common stock in settlement of $1,718 of accounts payable and accrued interest. The value of the shares issued was $2,405 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $687 in loss on debt extinguishment for the year ended September 30, 2024.

On May 16, 2024, the Company issued 2,500,000 shares of restricted common issued for services. The Company valued the shares at $75,000 based on the price of the common stock on the date the Company agreed to issue the shares and is included in stock-based consulting expense for the year ended September 30, 2024.

On May 16, 2024, the Company issued 5,000,000 shares of restricted common issued for services. The Company valued the shares at $142,500 based on the price of the common stock on the date the Company agreed to issue the shares. The shares issued were earned pursuant to the execution of a one-year consulting agreement on May 1, 2024. Accordingly, for the year ended September 30, 2024, the Company recorded $142,500 of stock-based consulting expense.

On April 24, 2024, the Company issued 2,285,804 shares of restricted common stock in settlement of $56,584 of accounts payable and accrued interest. The value of the shares issued was $66,407 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded a $9,823 loss on debt extinguishment for the year ended September 30, 2024, for this transaction.

On April 24, 2024, the Company issued 3,000,000 shares of restricted common issued for payment of $108,250 of accrued liabilities, related. The Company valued the shares at $90,000 based on the price of the common stock on the date the Company issued the shares and included $18,250 gain on debt extinguishment for the year ended September 30, 2024, for this transaction.

On April 24, 2024, the Company issued 3,000,000 shares of restricted common issued for services. The Company valued the shares at $62,400 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning January 1, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $46,800 of stock-based consulting expense.

On April 24, 2024, the Company issued 3,000,000 shares of restricted common issued for services. The Company valued the shares at $82,500 based on the price of the common stock on the date the Company agreed to issue the shares. For the year ended September 30, 2024, the Company recorded $82,500 of stock-based consulting expense.

On April 24, 2024, the Company issued 1,500,000 shares of restricted common issued for services. The Company valued the shares at $33,750 based on the price of the common stock on the date the Company issued the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 23, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $16,875 of stock-based consulting expense.

On April 24, 2024, the Company issued 2,500,000 shares of restricted common issued for services. The Company valued the shares at $56,250 based on the price of the common stock on the date the Company issued the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 23, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $28,125 of stock-based consulting expense.

On April 24, 2024, the Company issued 2,500,000 shares of restricted common issued for services. The Company valued the shares at $68,750 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 1, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $34,375 of stock-based consulting expense.

On January 18, 2024, the Company issued 5,000,000 shares of restricted common issued for services. The Company valued the shares at $104,000 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning January 1, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $78,000 of stock-based consulting expense.

On January 12, 2024, the Company issued 2,227,661 shares of restricted common stock fin settlement of $55,124 of accounts payable and accrued interest. The value of the shares issued was $46,336 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded an $8,788 gain on debt extinguishment for the year ended September 30, 2024.

On December 14, 2023, the Company issued 6,000,000 shares of restricted common issued for services. The Company valued the shares at $169,200 based on the price of the common stock on the date the Company agreed to issue the shares and is included in stock-based consulting expense for the year ended September 30, 2024.

On November 30, 2023, the Company issued 1,887,750 shares of restricted common stock in settlement of $46,826 of accounts payable and accrued interest. The value of the shares issued was $50,781 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $3,955 in loss on debt extinguishment for the year ended September 30, 2024.

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

Results of Operations for the years ended September 30, 2024, and 2023:

The following tables set forth key components of our results of operations for the periods indicated:

	2024	2023

Revenue	$4,492	$30,059
COGS	$-	$-
Gross Profit	$4,492	$30,059

Operating Expenses	$3,892,467	$4,651,490

Operating Loss	$(3,887,975)	$(4,621,431)

Net Loss	$(4,264,412)	$(4,728,473)

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues decreased for the year ended September 30, 2024, compared to the year ended September 30, 2023, due to a decrease in customers and the associated deferred revenue recognized on subscription agreements entered and being recognized in the current year.

Operating expenses were $3,892,467 and $4,651,490 for the years ended September 30, 2024, and 2023, respectively, as shown in the table below:

	September 30,
Description	2024	2023	Increase (decrease)
Stock-based compensation	$1,967,989	$3,136,341	$(1,168,352)
Professional fees	206,960	216,782	(9,822)
Consulting expenses (excluding stock-based compensation)	474,375	409,537	64,838
Related party expenses (excluding stock-based compensation)	375,602	465,737	(90,135)
Depreciation expense	41,397	45,432	(4,035)
Software and demo expenses	188,947	26,184	162,763
General and Administrative officers	12,145	16,100	(3,955)
Auto, Travel and Meals and Entertainment	47,158	69,978	(22,820)
Rent expense	26,693	25,767	926
Transfer agent and filing fees	38,254	35,604	2,650
Investor relations	403,420	120,670	282,750
Other operating expenses	109,527	83,358	26,169
Total Operating expenses	$3,892,467	$4,651,490	$(759,023)

Stock based compensation

Stock based compensation expense for the years ended September 30, 2024, and 2023, were comprised as follows:

	Years ended September 30,
	2024	2023
Related parties	$495,459	$1,377,764
Other	1,472,530	1,758,577
Total	$1,967,989	$3,136,341

Stock based compensation, related parties, for the year ended September 30, 2024, was comprised pursuant to the agreement with the COO to issue 250,000 shares per month, to be certificated semi-annually. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the “CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025.

For the years ended September 30, 2024, and 2023, the Company recorded expenses of $74,125 and $82,875, respectively, related to the 250,000 shares per month. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $213,181, and $142,121 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $208,153, and $138,768 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and  2023, respectively. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the year ended September 30, 2023. On July 10, 2023, the Company issued 15,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $609,000 ($0.0406 per share, the market price, on the date the Company agreed to issue the shares). On September 7, 2023, the Company issued 5,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $205,000 ($0.041 per share, the market price, on the date the Company agreed to issue the shares).

Stock based compensation, other, for the years ended September 30, 2024, and 2023, were related to shares issued to consultants of $469,200, and $803,725, respectively and the amortization of common stock (pursuant to the terms of each consultant’s contracts), options and warrants of $1,003,330 and $954,852, respectively.

Related party expenses (excluding stock based compensation)

For the years ended September 30, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2024	2023
Management fees, Chief Executive Officer (CEO)	$180,000	$195,000
Chief Technology Officer (CTO) through March 31, 2023	-	105,000
Chief Administration Officer (CAO) through January 31, 2023	-	55,000
President and Chief Operating Officer (COO)	180,000	85,000
Office rent and expenses	15,602	25,737
Total	$375,602	$465,737

As of October 1, 2022, the monthly fee for the CEO and CTO was $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. Effective April 1, 2023, the Company was no longer compensating the CTO and did not incur any additional CTO office rent and expenses.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. The monthly fee was increased to $15,000 per month effective September 1, 2023. On October 1, 2023, the BOD also appointed the COO as the President.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. The last month to month lease payment was for March 2023, and accordingly, there is no rent expense for the year ended September 30, 2024, related to this lease. Included in office rent for the year ended September 30, 2023, is $21,000 respectively.

Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month, on a month to month basis, accordingly, $15,602 is included in related party expenses for the year ended September 30, 2024.

 Software and demo expenses

During the year ended September 30, 2024, software and demo expenses increased, compared to the year ended September 30, 2023, due to the Company engaging consultants in the transitioning from the product software development stage to the full SaaS commercial release stage of Cytta's proprietary technologies, including the CyttaCARES system for schools and the CyttaCOMMS IGAN Incident Command System.

Investor relation expenses

Investor relations fees increased for the year ended September 30, 2024, compared to the year ending September 30, 2023. The increases were primarily a result of the Company engaging additional consultants as well as the Company attending trade shows and conferences to expose the Company to potential investors.

Other expense, net, for the years ended September 30, 2024, and 2023, was $376,437 and $107,042, respectively.

	Years ended September 30,
Description	2024	2023
Interest expense	$376,959	$107,192
Interest income	(522)	(150)
Total	$376,437	$107,042

The increase in interest expense for the year ended September 30, 2024, is primarily a result of the interest on the significantly higher face value of convertible notes, as well as the amortization of note discounts.

The following tables set forth key components of our balance sheet as of September 30, 2024, and 2023.

	2024	2023

Current Assets	$1,983,881	$1,661,800

Long term assets	$191,310	$639,334

Total Assets	$2,175,191	$2,301,134

Current Liabilities	$2,412,635	$2,561,493

Total Liabilities	$2,412,635	$2,561,493

Stockholders’ Deficit	$(237,444)	$(260,359)

Total Liabilities and Stockholders’ Deficit	$2,175,191	$2,301,134

Liquidity and Capital Resources

As of September 30, 2024, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business  Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $36,867,892 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

For the year ended September 30, 2024, we primarily funded our business operations with our cash on hand as of October 1, 2023, and from the issuances of convertible notes of $2,593,450.

As of September 30, 2024, we had cash of $1,439,835 compared to $674,824 at September 30, 2023. As of September 30, 2024, we had current assets of $1,983,881 and current liabilities of $2,412,635, which resulted in working capital deficit of $428,754. The current liabilities are comprised of accounts payable and accrued expenses, related party payables, convertible note payable, notes payable, deferred revenue and dividends payable.

Operating Activities

For the year ended September 30, 2024, net cash used in operating activities was $1,813,732 compared to $1,435,298 for the year ended September 30, 2023.  For the year ended September 30, 2024, our net cash used in operating activities was primarily attributable to the net loss of $4,264,412 and the gain on debt extinguishment of $4,565, adjusted by stock-based compensation of $1,967,989, amortization and depreciation expenses of $89,608.  Net changes of $397,648 in operating assets and liabilities decreased the cash used in operating activities.

For the year ended September 30, 2023, our net cash used in operating activities was primarily attributable to the net loss of $4,728,473, adjusted by stock-based compensation of $3,136,341, amortization and depreciation expenses of $84,222 and loss on debt extinguishment of $20,171. Net changes of $52,441 in operating assets and liabilities decreased the cash used in operating activities.

Investing Activities

For the year ended September 30, 2024, the Company had $14,707 of cash used in investing activities, which was for purchase of fixed assets. There was no investment activity for the year ended September 30, 2023.

Financing Activities

For the year ended September 30, 2024, net cash provided by financing activities was $2,593,450, compared to $1,355,000 for the year ended September 30, 2023. During the year ended September 30, 2024, we received $2,593,450 from the issuances of convertible notes.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. The SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our management believes that given current facts and circumstances, there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation were performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of September 30, 2024, disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of September 30, 2024, as described below.

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

Name	Age	Position
Gary Campbell	70	CEO, CFO, Secretary and Director
Erik Stephansen	60	President and Director
Natalia Sokolova	48	President and COO

Gary Campbell, CEO, CFO, Secretary and Director

Mr. Campbell, age 70, was President, Secretary and Director of Cytta from 2010 to 2013. In 2013, Mr. Campbell became CEO and CFO, as well as Secretary and Director, a status he maintains today. Since joining Cytta, Mr. Campbell has led the development of Cytta’s video compression and remote patient monitoring technology. Mr. Campbell has over 30 years’ experience in leadership roles in the technology industry. Mr. Campbell has degrees in both Commerce and Law from the University of British Columbia, Canada.

We believe that Mr. Campbell’s legal and business expertise and background experience, along with his direct experience as our CEO, gives him valuable insight into coordinating the oversight of the Company and makes him a valuable member of our Board of Directors.

Erik Stephansen, President and Director

Mr. Stephansen, age 60, joined Cytta as President and Director in 2013. Mr. Stephansen assists with the development and integration of Cytta technologies. Mr. Stephansen is also currently CEO and President of LAM Aviation, a FAA technology partner developing Angle-of-Attack and Loss of Control prevention wing systems.

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

Natalia Sokolova, President and Chief Operating Officer

Ms. Sokolova, age 48, holds the positions of President and COO at Cytta Corp. under a consulting contract which is reviewed annually. In 2006, Ms. Sokolova was the founder and manager of SGG World LLC (SGG). SGG is a US based Family Office and a strategic consulting firm through which provides consulting. Ms. Sokolova has over two decades of experience in global entrepreneurship, strategic growth, and innovation. Her specific expertise lies in the safety and security technology sector, encompassing fintech, DeFi, video streaming and compression, cyber security, web3, and AI. Natalia started her career at the U.S. Chamber of Commerce in Washington, DC, working for the Director of the International Division, European Affairs. Ms. Sokolova graduated Magna Cum Laude in 1998 with a dual major in Finance and International Business from University of Maryland, College Park.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, and which is intended to promote honest and ethical conduct and to deter wrongdoing.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information regarding compensation earned in or with respect to our fiscal years ended September 30, 2024, and 2023:

(i)	our principal executive officer or other individual serving in a similar capacity during the fiscal years ended September 30, 2024, and 2023;

(ii)

our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at September 30, 2024, and 2023, whose compensation exceed $100,000; and

(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at September 30, 2024, and 2023.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Gary Campbell (1)	2024	180,000	-	-	-	-	-	180,000
Chief Executive Officer	2023	195,000	-	-	-	-	-	195,000

Michael Collins (2)	2024	-	-	-	-	-	-	-
Chief Technology Officer	2023	105,000	-	-	-	-	-	105,000

Natalia Sokolova	2024	180,000	-	74,125	421,334	-	-	675,459
President and Chief Operating Officer (3)	2023	85,000	-	1,096,875	280,889	-	-	1,462,764

Michael Chermak	2024	-	-	-	-	-	-	-
Chief Administration Officer (4)	2023	55,000	-	-	-	-	-	55,000

____________

(1)

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Campbell of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through September 2024. As of September 30, 2024, $178,040 is included in related party payables.

(2)

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Collins of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through March 2023. Of the expenses recorded above $30,000 has not been paid and is included in related party payables as September 30, 2024. As of March 31, 2023, the Company was no longer compensating Mr. Collins.

(3)

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023, accordingly, the Company recorded fees of $180,000 for the year ended September 30, 2024. For the years ended September 30, 2024, and 2023, the Company recorded expenses of $74,125 and $82,875, respectively, related to the 250,000 shares per month. For the year ended September 30, 2024, the Company has included $213,181 in stock-based compensation expense for the Cytta Option (see below). The Company also granted Ms. Sokolova a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. For the year ended September 30, 2024, the Company has included $208,153 in stock-based compensation expense for the RM Warrant (see below).

For the fiscal year ended September 30, 2023, the Company incurred management fees to Ms. Sokolova of $10,000 per month from February 1, 2023, through August 31, 2023; and $15,000 in September 2023. On May 11, 2023, the Company issued 5,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $200,000 ($0.04 per share, the market price, on the date the Company agreed to issue the shares). On July 10, 2023, the Company issued 15,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $609,000 ($0.0406 per share, the market price, on the date the Company agreed to issue the shares). On September 7, 2023, the Company issued 5,000,000 shares of restricted common stock to Ms. Sokolova as a bonus pursuant to her Consulting Agreement. The Company valued the shares at $205,000 ($0.041 per share, the market price, on the date the Company agreed to issue the shares). On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted Ms. Sokolova an option to purchase 10,000,000 shares of common stock (the “Cytta Option”)with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $142,121 in stock-based compensation expense. The Company also granted Ms. Sokolova a warrant to purchase 250,000 shares of RM common stock (the “RM Warrant”) with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the year ended September 30, 2023, the Company has included $138,768 in stock-based compensation expense.

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

Option Grants

During the year ended September 30, 2024, there were no options issued to purchase shares of our Common Stock.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $213,181 and $142,121, respectively, in stock-based compensation expense, related party.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $187,354 and $262,297, respectively, in stock-based compensation expense.

As of September 30, 2024, 5,000,000 options to purchase shares of common stock remain unvested and $284,241 of stock compensation expense remains unrecognized and is being expensed over a weighted average period of 2.37 years from the date of the grant.

Warrant Grants

On April 1, 2024, the Company granted a warrant to purchase 50,000 shares of RM common stock with an exercise price of $1.50 and an expiration date of April 1, 2025. The Company value the warrant at $119,348 and for the year ended September 30, 2024, the Company has included $119,348 in stock-based compensation expense.

During the year ended September 30, 2023, the following warrants to purchase common stock were granted.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $208,153 and $138,768, respectively, in stock-based compensation expense, related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the years ended September 30, 2024, and 2023, the Company recorded interest expense of $23,549 and $19,867, respectively.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the years ended September 30, 2024,and 2023, the Company recorded interest expenses of $24,662 and $18,923, respectively.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $260,232 and $364,324, respectively, in stock-based compensation expenses.

As of September 30, 2024, there are warrants outstanding to purchase 4,000,000 shares of common stock of the Company and warrants to purchase 950,000 shares of common stock of Reticulate Micro owned by the Company.

Outstanding Equity Awards At 2024 Fiscal Year-End

There were no outstanding equity awards for the years ended September 30, 2024, and 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s shares as of January 14, 2025, (unless otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), and (iv) all executive officers and directors of the Company as a group. The table includes shares that may be acquired within 60 days of January 14, 2025, upon the exercise of stock options by employees or outside directors and shares of restricted stock.

Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and dispositive power over the shares that each of them beneficially owns.

For the beneficial ownership of the stockholders owning 5% or more of the shares, the Company relied on publicly available filings and representations of the stockholders.

Name and Title:	Class of Security	Amount of beneficial ownership		Percent of Class (1)
Executive Officers and Directors:

Gary Campbell, CEO, CFO and Director	Common Stock	62,184,875	(2)	13.23%
	Series D Preferred Stock	50,000		100.00%

Erik Stephansen, Director	Common Stock	7,770,081		1.65%

Natalia Sokolova, President and COO	Common Stock	38,700,000	(3)	8.11%

All directors and officers as a group	Common Stock	108,654,956	(4)	22.76%
	Series D Preferred Stock	50,000		100.00%

Michael Collins	Common Stock	30,100,000		6.41%

(1)

Percentages are based on 469,877,826 shares of the Company’s common stock, and 50,000 shares of Series D Preferred stock issued and outstanding as of January 14, 2025. Holder(s) of the Series D Preferred Stock have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders and each share of Series D Preferred Stock is convertible into 1 share of common stock.

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

(3)	Includes 31,200,000 shares of common stock issued to SGG World, LLC, a limited liability corporation managed by Natalia Sokolova and options to purchase 7,500,000 shares of common stock.

(4)

Includes 9,900,000 shares of common stock in the name of Gary Campbell, 25,100,000 shares of common stock issued in the name of Lando Technologies, Inc. (“Lando”), 19,800,000 shares of common stock issued in the name of Unified Assets, Inc. (“Unified”), 5,668,208 shares of common stock issued in the name of TEKM Services, Inc. (“TEKM”), 166,667 shares of common stock issued in the name of Unified Financial, Inc. (“Financial”), 1,500,000 shares of common stock issued in the name Cytta Foundation (“CF”) and 50,000 shares of Series D Preferred Stock that are convertible into 50,000 shares of common stock, issued in the name of Financial. Lando, Unified, TEKM, CF and Financial are all controlled by Gary Campbell. Includes 31,200,000 shares of common stock issued to SGG World, LLC, a limited liability corporation managed by Natalia Sokolova and options to purchase 7,500,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party agreements and fees

For the years ended September 30, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2024	2023
CEO-Management fees	$180,000	$195,000
Chief Technology Officer (CTO) through March 31, 2023	-	105,000
Chief Administration Officer (CAO) resigned January 2023	-	55,000
President and Chief Operating Officer (COO)	675,459	1,462,764
Office rent and expenses	15,602	25,737
Total	$871,061	$1,843,501

For the fiscal year ended September 30 , 2024, the Company incurred management fees to Mr. Campbell of $180,000. For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Campbell of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through September 2023. As of September 30, 2024, $178,040 of fees (including prior years) have not been paid and is included in related party payables as of September 30, 2024.

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Collins of $20,000 per month from October 1, 2022, through December 31, 2022; and $15,000 per month from January 2023 through March 2023. As of September 30, 2024, $30,000 of fees (including prior years) have not been paid and is included in related party payables as of September 30, 2024. As of March 31, 2023, the Company was no longer compensating Mr. Collins.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the years ended September 30, 2024, and 2023, the Company recorded expenses of $74,125 and $82,875, respectively, related to the 250,000 shares per month. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the year ended September 30, 2023. On July 10, 2023, the Company issued 15,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.0406 per share and included stock-based compensation expense-related party of $609,000 for the year ended September 30, 2023. On September 7, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.041 per share and included stock-based compensation expense-related party of $205,000 for the year ended September 30, 2023.

Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $213,181, and $142,121 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $208,153, and $138,768 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and 2023, respectively.

For the fiscal year ended September 30, 2023, the Company incurred management fees to Mr. Chermak of $15,000 per month from October 1, 2022, through December 31, 2022; and $10,000 for January 2023. Mr. Chermak resigned in January 2023.

Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month, on a month to month basis, accordingly, $15,602 is included in related party expenses for the year ended September 30, 2024.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. The last month to month lease payment related to the agreement with the CTO was for March 2023, and accordingly, for the CTO rent, there is no expense for the year ended September 30, 2024. Included in related party expenses for the CTO office rent and other expenses for the year ended September 30, 2023, is $25,737.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered for the fiscal years ended September 30, 2024, and 2023.

	2024	2023
Audit Fees (1)	$71,000	$57,000
Total Fees	$71,000	$57,000

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

Cytta Corp.

Date: January 14, 2025	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2025	By:	/s/ Gary Campbell
Gary Campbell
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

By:	/s/ Erik Stephansen
Erik Stephansen
Director

CYTTA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Cytta Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cytta Corp. (the “Company”) as of September 30, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended September 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, as of September 30, 2024, the Company had an accumulated deficit of $36,867,892 and has also generated losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for the current period.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2020.

Hackensack, New Jersey

January 14, 2025

CYTTA CORP
BALANCE SHEETS

	September 30,
	2024	2023
ASSETS
Current Assets
Cash	$1,439,835	$674,824
Prepaid expenses	544,046	986,976
Total Current Assets	1,983,881	1,661,800

Prepaid expenses, non-current	140,443	561,776
Property and equipment, net	50,867	77,558
TOTAL ASSETS	$2,175,191	$2,301,134

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$494,251	$546,335
Related party liabilities	443,093	772,532
Dividend payable	33,427	33,427
Deferred revenue	2,914	2,411
Note payable	-	40,000
Convertible notes payable, net of discount	1,438,950	1,166,788
Total Current Liabilities an Total Liabilites	2,412,635	2,561,493

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Deficit
Preferred stock par value $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized
and 600,000 shares issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares
authorized and 50,000 shares issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized
and -0- issued and outstanding)	-	-
Series F Preferred Stock par value $0.001; (10,000,000 shares authorized and
-0- issued and outstanding)	-	-
Common stock par value $0.001; (600,000,000 shares authorized and
469,877,826 (September 30, 2024) and 426,831,170 (September 30, 2023)
shares issued and outstanding)	469,879	426,832
Additional paid in capital	36,159,919	31,915,639
Accumulated deficit	(36,867,892)	(32,603,480)
Total Stockholders' Deficit	(237,444)	(260,359)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,175,191	$2,301,134

The accompanying notes are an integral part of these statements

CYTTA CORP
STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2024	2023

Revenues	$4,492	$30,059

Operating Expenses:
General and administrative - related party	871,061	1,843,501
General and administrative - other	3,021,406	2,807,989
Total operating expenses	3,892,467	4,651,490

Loss from Operations	(3,887,975)	(4,621,431)

Other expenses (income)
Interest expense	376,959	107,192
Interest income	(522)	(150)
Total Other Expenses (Income)	376,437	107,042

Loss before income taxes	(4,264,412)	(4,728,473)
Provision for income taxes	-	-
Net loss	$(4,264,412)	$(4,728,473)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding Basic and Diluted	449,006,054	396,241,022

The accompanying notes are an integral part of these statements

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
The Year Ended September 30, 2024

							Additional		Total Stockholders'
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances September 30, 2023	600,000	$600	50,000	$50	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

Common stock and warrants issued for services	-	-	-	-	31,000,000	31,000	763,350	-	794,350

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	9,046,656	9,047	230,596	-	239,643

Common stock issued for accounts payable and accrued liabilities, related party	-	-	-	-	3,000,000	3,000	87,000	-	90,000

Issuance of Reticulate Micro common stock for note payable, convertible notes and accrued interest conversion	-	-	-	-	-	-	2,499,388	-	2,499,388

Warrants vested to purchase common stock	-	-	-	-	-	-	544,598	-	544,598

Warrants issued and vested to purchase Reticulate Micro common stock	-	-	-	-	-	-	119,348	-	119,348

Net loss for the year ended September 30, 2024	-	-	-	-	-	-	-	(4,264,412)	(4,264,412)
Balances September 30, 2024	600,000	$600	50,000	$50	469,877,826	$469,879	$36,159,919	$(36,867,892)	$(237,444)

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
The Year Ended September 30, 2023

							Additional		Total Stockholders'
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances September 30, 2022	600,000	$600	50,000	$50	379,760,670	$379,761	$27,956,388	$(27,875,007)	$461,792

Common stock and warrants issued for services	-	-	-	-	41,575,000	41,575	2,134,244	-	2,175,819

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	1,440,750	1,441	65,999	-	67,440

Common stock issued for common stock payable	-	-	-	-	54,750	55	54,695	-	54,750

Options and warrants vested to purchase common stock	-	-	-	-	-	-	1,521,312	-	1,521,312

Common stock and warrants issued for cash	-	-	-	-	4,000,000	4,000	96,000	-	100,000

Warrants issued in conjunction with notes payable	-	-	-	-	-	-	87,001	-	87,001

Net loss for the year ended September 30, 2023	-	-	-	-	-	-	-	(4,728,473)	(4,728,473)
Balances September 30, 2023	600,000	$600	50,000	$50	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

The accompanying notes are an integral part of these statements

Cytta Corp.
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,264,412)	$(4,728,473)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation expenses for services	1,967,989	3,136,341
Amortization of note discounts	48,211	38,790
(Gain) loss on debt extinguishment	(4,565)	20,171
Depreciation expense	41,397	45,432
Changes in Operating Assets and Liabilities:
Prepaid expenses	80,443	(49,282)
Accounts payable and accrued liabilities	292,245	69,718
Accounts payable-related party	24,457	29,594
Deferred revenue	503	2,411
Net cash used in operating activities	(1,813,732)	(1,435,298)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(14,707)	-
Net cash used in investing activities	(14,707)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscriptions	-	100,000
Proceeds from issuance of note payable	-	40,000
Proceeds from issuance of short-term convertible notes payable	2,593,450	1,215,000
Net cash provided by financing activities	2,593,450	1,355,000

NET CHANGE IN CASH	765,011	(80,298)
CASH AT BEGINNING OF YEAR	674,824	755,122
CASH AT END OF YEAR	$1,439,835	$674,824

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$794,350	$2,175,819
Common stock issued for accounts payable and accrued liabilities	$224,241	$118,218
Common stock issued for accrued expenses, related party	$108,250	$55,393
Reticulate Micro common stock issued for convertible notes and accrued interest	$2,499,388	$-

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

September 30, 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cytta Corp., (“Cytta” or the “Company”) was incorporated on May 30, 2006, under the laws of the State of Nevada. It is located in Las Vegas, Nevada. Cytta is in the business of imagineering, developing and securing disruptive technologies.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $36,867,892 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The Company's proprietary CyttaCOMMS incident management software system offers real-time integration of video and audio streams, enabling improved collaboration and providing ongoing, relevant, actionable intelligence. Their innovative new product, CyttaCARES, is a game-changer in ensuring the safety and well-being of individuals in educational institutions and beyond. Cytta's CyttaCOMP ISTAR (Intelligence, Surveillance, Target Acquisition and Reconnaissance) technology delivers real-time compression of video streams with ultra-low latency, even in low bandwidth environments in conjunction with their compression Licensee Reticulate Micro, Inc.

Cytta’s proprietary SUPR Intelligence, Surveillance and Reconnaissance (ISR) technology designated CyttaCOMP, is now licensed to Reticulate Micro, Inc. CyttaCOMP, is at the core of our products and is the most potent software compression codec commercially available. CyttaCOMP is explicitly designed for realtime streaming of HD, 4K, and higher resolution video while requiring only limited bandwidth and minimal computational resources.

Cytta’s CyttaCOMMS (formerly IGAN Incident Command System (ICS) system) seamlessly streams and integrates all available video and audio sources during emergencies, enabling sharing of multiple video and audio inputs. The CyttaCOMMS product was introduced into the market in the last quarter of 2024. The CyttaCOMMS online software platform is fully SaaS based with no hardware components. The CyttaCOMMS introduces immediate real-time video and audio situational awareness, which is valuable for police, firefighters, first responders, emergency medical workers, industry, environmental and emergencies, security, military, and all their command centers in any emergency. The proprietary IGAN software technology powers, Cytta’s SaaS Based COMMS system creates an integrated communications platform which seamlessly streams all available video and audio sources in all critical situations, for first responders enabling real time event and interactive mapping information. Also based upon the IGAN technology, Cytta’s CyttaCARES (Crisis Alert and Response Emergency System) system is an innovative SAAS solution designed to enhance safety and security in educational institutions especially during emergency situations. This comprehensive system provides real-time alerts, rapid two-way secure video communication, and efficient response coordination with live location tracking to emergency response teams.

We have created advanced video compression (SUPR), video/audio streaming and collaboration software (CyttaCOMMS), and school and institution safety and security software systems (CyttaCARES) that solve real world streaming, safety and security problems for multiple institutions and organizations. We believe our products will enable and empower the world to consume higher quality video anywhere, anytime while providing unparallelled safety and security.

The Company intends to fund operations through equity and/or debt financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future. During the year ended September 30, 2024, the Company issued $2,593,450 of convertible notes and in exchange for the note issuances received $2,593,450.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits. The Company has no cash equivalents at September 30, 2024, and 2023.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is completed to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the years ended September 30, 2024, and 2023 is summarized as:

	September 30,
	2024	2023
Balance beginning of period	$1,548,752	$32,897
Value of common stock issued	309,550	2,399,708
Amortization of stock-based compensation	(1,093,370)	(933,135)
Other prepaid expense activity	(80,443)	49,282
Sub-total	684,489	1,548,752
Less non-current portion	140,443	561,776
Prepaid expenses, current portion	$544,046	$986,976

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

Revenue recognition

Our revenues are primarily generated from fees charged in connection with the implementation of our software platform (including the sale of SaaS products and services, maintenance associated with the sale of on premise software licenses). The Company has no outstanding contracts with any of its customers.

Our revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” and Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606) which provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. We determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract and (v) recognition of revenue when a performance obligation is satisfied.

Revenue from fees charged in connection with the implementation of our software platform is recognized ratably over the term specified in the contract with the customers, which is primarily one year. The transaction price is the amount of consideration to which the Company expects to be entitled to receive in exchange for providing access to its platform. Maintenance and support services generally call for the Company to provide software updates and technical support to customers and is recognized ratably over the term of the contract as this is the period the services are delivered.  The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Our standard payment terms are generally no more than 60 days. SaaS and maintenance services are typically invoiced annually in advance. Amounts billed or collected in excess of revenue recognized are included as deferred revenue.

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

Recent Accounting Pronouncements

Other than the above there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended September 30, 2024, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of September 30, 2024, and 2023:

	September 30,
	2024	2023
Property and equipment	$245,606	$230,900
Accumulated depreciation	(194,739)	(153,342)
Property and equipment, net	$50,867	$77,558

Depreciation expense was $41,397 and $45,432 for the years ended September 30, 2024, and 2023, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the years ended September 30, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Years ended September 30,
	2024	2023
Management fees, Chief Executive Officer (CEO)	$180,000	$195,000
Chief Technology Officer (CTO) through March 31, 2023	-	105,000
Chief Administration Officer (CAO) through January 31, 2023	-	55,000
President and Chief Operating Officer (COO)	180,000	85,000
Stock-based compensation expense, officers	495,459	1,377,764
Office rent and expenses	15,602	25,737
Total	$871,061	$1,843,501

As of October 1, 2022, the monthly fee for the CEO and CTO was $20,000. Effective January 1, 2023, the monthly fee for the CEO and CTO was reduced to $15,000. Effective April 1, 2023, the Company was no longer compensating the CTO and did not incur any additional CTO office rent and expenses.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the years ended September 30, 2024, and 2023, the Company recorded expenses of $74,125 and $82,875, respectively, related to the 250,000 shares per month. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the year ended September 30, 2023. On July 10, 2023, the Company issued 15,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.0406 per share and included stock-based compensation expense-related party of $609,000 for the year ended September 30, 2023. On September 7, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.041 per share and included stock-based compensation expense-related party of $205,000 for the year ended September 30, 2023.

Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $213,181, and $142,121 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $208,153, and $138,768 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and 2023, respectively.

Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month, on a month to month basis, accordingly, $15,602 is included in related party expenses for the year ended September 30, 2024.

On October 25, 2020, the Company entered a sublease with its CTO, whereby the Company agreed to an annual lease payment of $50,000. On October 26, 2021, the Company renewed the lease for an additional year for $3,500 per month, and on October 26, 2022, the lease was renewed on a month-to-month basis. The last month to month lease payment related to the agreement with the CTO was for March 2023, and accordingly, for the CTO rent, there is no expense for the year ended September 30, 2024. Included in related party expenses for the CTO office rent and other expenses for the year ended September 30, 2023, is $25,737.

Related party liabilities

As of September 30, 2024, and 2023, the Company owes $443,093 and $772,532, respectively, to related parties as follows:

	September 30, 2024	September 30, 2023
Management fees, Chief Executive Officer (CEO)	$110,000	$110,000
Bonus, CEO	68,040	70,000
Stock to be issued President and COO	208,635	562,532
Accounts payable, President and COO	26,418	-
Fees, bonus, and accounts payable, former CTO	30,000	30,000
Total	$443,093	$772,532

NOTE 6 - NOTE PAYABLE

On January 10, 2023, the Company entered into an 8%, $40,000 face value promissory note with a third-party lender with a maturity date the earlier of the Company raising $1,000,000 in debt or equity, or January 10, 2024. The lender may extend the maturity date for an additional one year at their option by providing 30 days written notice to the Company before the maturity date. Effective January 10, 2024, the lender amended and restated the note with a principal balance of $43,200, that matures on July 10, 2024, with an interest rate of 8% and pledged 45,000 shares of RM stock as collateral for the note.  On August 12, 2024, the Company has agreed to transfer 45,000 shares of RM stock to RM (the lender) for satisfaction of the note and accrued and unpaid interest.

 NOTE 7 - CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2023, (the “March 2023 Notes”) the Company issued five (5) convertible promissory notes, in the aggregated principal amount of $160,000, to investors. The notes bear an interest rate of 18% per annum. Principal amount of $100,000 matured on July 1, 2024, and have been extended to July 1, 2025, while principal amount of $60,000 matured on various dates of February 2024 and have all been extended to May 31, 2025. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. The notes are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock, and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the years ended September 30, 2024, and 2023, amortization of the debt discounts of $23,549 and $19,867, respectively, was charged to interest expense. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock, and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the years ended September 30, 2024, and 2023, amortization of the debt discounts of $24,663 and $18,922, respectively, was charged to interest expense. As of September 30, 2024, and 2023, the outstanding principal balance of the March 2023 Notes was $160,000.

During the quarter ended June 30, 2023, (the “June 2023 Notes”) the Company issued two (2) convertible promissory notes, in the aggregated principal amount of $550,000, to investors. The notes bear an interest rate of 18% per annum and matured during the quarter ended June 30, 2024. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company. Of the notes, $500,000 are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025 or RM Stock at $1.00 per share, and $50,000 are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.02 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of the June 2023 Notes agreed to settle the notes by the issuance of 550,000 shares of RM stock for the principal amount. As of September 30, 2024, and 2023, the outstanding principal balance of the June 2023 Notes was $0 and $550,000, respectively.

During the quarter ended September 30, 2023, (the “September 2023 Notes”) the Company issued two (2) convertible promissory notes, in the aggregated principal amount of $505,000, to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended September 30, 2024. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company’s common stock at $0.025 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of the September 2023 Notes agreed to settle the notes by the issuance of 505,000 shares of RM stock for the principal amount. As of September 30, 2024, and 2023,  the outstanding principal balance of the September 2023 Notes was $0 and $505,000, respectively.

During the quarter ended December 31, 2023, (the “December 2023 Notes”) the Company issued a convertible promissory note of $40,000, to an investor. The note bears an interest rate of 18% per annum and matured during the quarter ended December 31, 2024, and has been extended to May 31, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. As of September 30, 2024, there is a balance due of $40,000 on the December 2023 Notes.

During the quarter ended March 31, 2024, (the “March 2024 Notes”) the Company issued nine (9) convertible promissory notes in the aggregate of $517,500, to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended March 31, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding a note of $250,000 which has a conversion price of $1.00 of RM stock for principal and $2.50 of RM stock for interest. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of $167,500 of the March 2024 Notes agreed to settle the notes by the issuance of 83,750 shares of RM stock for the principal amount. As of September 30, 2024, there is a balance of $350,000 due on the March 2024 Notes.

During the quarter ended June 30, 2024, (the “June 2024 Notes”) the Company issued thirty eight (38) convertible promissory notes in the aggregate of $1,910,950 to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended June 30, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding $85,000 of June 2024 Notes where the conversion price is $1.00 for the RM stock and $15,000 of June 2024 Notes where the conversion price is $0.025 for the Company’s common stock. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of $1,147,000 of the June 2024 Notes agreed to settle the notes by the issuance of 573,500 shares of RM stock for the principal amount. As of September 30, 2024, there is a balance of $763,950 due on the June 2024 Notes.

During the quarter ended September 30, 2024, (the “September 2024 Notes”) the Company issued two (2) convertible promissory notes in the aggregate of $125,000 to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended September 30, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. As of September 30, 2024, there is a balance of $125,000 due on the September 2024 Notes.

The activity for the years ended September 30, 2024, and 2023, is summarized as follows:

	September 30, 2024	September 30, 2023
Beginning balance, face value	$1,215,000	$-
Convertible notes issued	2,593,450	1,215,000
Convertible notes converted	(2,369,500)	-
Convertible note discount	-	(48,212)
Ending balance	$1,438,950	$1,166,788

The Company has the following convertible notes payable outstanding as of September 30, 2024, and 2023:

	September 30, 2024	September 30, 2023
March 2023 Convertible notes payable, interest at 18%, $60,000 matures May 31, 2025, and $100,000 matures July 1, 2025, net of discount of $48,212 (September 30, 2023)	$160,000	$111,788
June 2023 Convertible notes payable, interest at 18%	-	550,000
September 2023 Convertible notes payable, interest at 18%	-	505,000
December 2023 Convertible note payable, interest at 18%, matures May 31, 2025	40,000	-
March 2024 Convertible notes payable, interest at 18%, matures during quarter ending March 31, 2025	350,000	-
June 2024 Convertible notes payable, interest at 18%, matures during quarter ending June 30, 2025	763,950	-
September 2024 Convertible notes payable, interest at 18%, matures during quarter ending September 30, 2025	125,000	-
Convertible notes payable, net of discounts of $48,212 (September 30, 2023)	$1,438,950	$1,166,788

NOTE 8 - CAPITAL STOCK

Common Stock

The Company has authorized 600,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of September 30, 2024, and 2023, there were 469,877,826 and 426,831,170, respectively, common shares issued and outstanding.

During the year ended September 30, 2024, the following shares of common stock were issued:

•

On September 6, 2024, the Company issued 2,559,558 shares of common stock for payment of $63,989 of accounts payable and accrued interest. The value of the shares issued was $73,715 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded a $9,726 loss on debt extinguishment for this transaction.

•

On May 23, 2024, the Company issued 85,883 shares of common stock for payment of $1,718 of accounts payable and accrued interest. The value of the shares issued was $2,405 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $687 in loss on debt extinguishment for the year ended September 30, 2024.

•

On May 16, 2024, the Company issued 2,500,000 shares of common issued for services. The Company valued the shares at $75,000 based on the price of the common stock on the date the Company agreed to issue the shares and is included in stock-based consulting expense for the year ended September 30, 2024.

•

On May 16, 2024, the Company issued 5,000,000 shares of common issued for services. The Company valued the shares at $142,500 based on the price of the common stock on the date the Company agreed to issue the shares. The shares issued were earned pursuant to the execution of a one-year consulting agreement on May 1, 2024. Accordingly, for the year ended September 30, 2024, the Company recorded $142,500 of stock-based consulting expense.

F-16

•

On April 24, 2024, the Company issued 2,285,804 shares of common stock for payment of $56,584 of accounts payable and accrued interest. The value of the shares issued was $66,407 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded a $9,823 loss on debt extinguishment for the year ended September 30, 2024, for this transaction.

•

On April 24, 2024, the Company issued 3,000,000 shares of common issued for payment of $108,250 of accrued liabilities, related. The Company valued the shares at $90,000 based on the price of the common stock on the date the Company issued the shares and included $18,250 gain on debt extinguishment for the year ended September 30, 2024, for this transaction.

•

On April 24, 2024, the Company issued 3,000,000 shares of common issued for services. The Company valued the shares at $62,400 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning January 1, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $46,800 of stock-based consulting expense.

•

On April 24, 2024, the Company issued 3,000,000 shares of common issued for services. The Company valued the shares at $82,500 based on the price of the common stock on the date the Company agreed to issue the shares. For the year ended September 30, 2024, the Company recorded $82,500 of stock-based consulting expense.

•

On April 24, 2024, the Company issued 1,500,000 shares of common issued for services. The Company valued the shares at $33,750 based on the price of the common stock on the date the Company issued the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 23, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $16,875 of stock-based consulting expense.

•

On April 24, 2024, the Company issued 2,500,000 shares of common issued for services. The Company valued the shares at $56,250 based on the price of the common stock on the date the Company issued the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 23, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $28,125 of stock-based consulting expense.

•

On April 24, 2024, the Company issued 2,500,000 shares of common issued for services. The Company valued the shares at $68,750 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning April 1, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $34,375 of stock-based consulting expense.

•

On January 18, 2024, the Company issued 5,000,000 shares of common issued for services. The Company valued the shares at $104,000 based on the price of the common stock on the date the Company agreed to issue the shares. The shares were issued pursuant to a one-year consulting agreement beginning January 1, 2024. The company will amortize the value over the term of the contract. For the year ended September 30, 2024, the Company recorded $78,000 of stock-based consulting expense.

•

On January 12, 2024, the Company issued 2,227,661 shares of common stock for payment of $55,124 of accounts payable and accrued interest. The value of the shares issued was $46,336 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company recorded an $8,788 gain on debt extinguishment for the year ended September 30, 2024.

•

On December 14, 2023, the Company issued 6,000,000 shares of common issued for services. The Company valued the shares at $169,200 based on the price of the common stock on the date the Company agreed to issue the shares and is included in stock-based consulting expense for the year ended September 30, 2024.

•

On November 30, 2023, the Company issued 1,887,750 shares of common stock for payment of $46,826 of accounts payable and accrued interest. The value of the shares issued was $50,781 based upon the share price of the Company’s common stock on the date the Company agreed to issue the common stock. The Company included $3,955 in loss on debt extinguishment for the year ended September 30, 2024.

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

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of September 30, 2024, and 2023, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 10,000,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2024, and 2023, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of September 30, 2024, and 2023, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of September 30, 2024, and 2023, there were no shares of Series F Preferred Stock issued and outstanding.

Stock Payable (Capital stock to be issued)

As of September 30, 2022, the Company had $54,750 of capital stock to be issued. During the year ended September 30, 2023, the Company issued 54,750 shares of common stock, reducing the capital stock to be issued by $54,750. As of September 30, 2024, and 2023, there were no shares of capital stock to be issued.

Stock Options

The Company did not issue any stock options during the year ended September 30, 2024.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $213,181 and $142,121, respectively, in stock-based compensation expense, related party.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and will amortize the value over the one-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $187,354 and $262,297, respectively in stock-based compensation expense.

The following table summarizes activities related to stock options of the Company for the years ended September 30, 2024, and 2023.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2022	-	$-	-
Issued	20,000,000	$0.02	2.37
Outstanding at September 30, 2023	20,000,000	$0.02	1.75
Exercisable at September 30, 2023	5,000,000	$0.02	-
Outstanding at September 30, 2024	20,000,000	$0.02	0.75
Exercisable at September 30, 2024	15,000,000	$0.02	-

As of September 30, 2024, 5,000,000 options to purchase shares of common stock remain unvested and $284,241 of stock compensation expense remains unrecognized and is being expensed over a weighted average period of 2.37 years from the date of the grant.

Warrants

On April 1, 2024, pursuant to a consulting agreement, the Company issued a warrant to purchase 50,000 shares of RM Stock that vested immediately and with an exercise price of $1.50 and an expiration date of April 1, 2025. The Company valued the warrant at $119,348 based on the Black Scholes option pricing model. The following assumptions were utilized in the Black-Scholes valuation of this immediately vested warrant during the year ended September 30, 2024, risk free interest rate of 5.03%, volatility of 145% and an exercise price of $1.50. Accordingly, $119,348 has been expensed for the year ended September 30, 2024, in stock-based compensation expense.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $208,153 and $138,768, respectively, in stock-based compensation expense, related party.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the years ended September 30, 2024, and 2023, the Company recorded interest expense of $23,549 and $19,867, respectively.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company will charge the note discount to interest expense over the term of the note. For the years ended September 30, 2024, and 2023 the Company recorded interest expenses of $24,662 and $18,923, respectively.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and will amortize the value over the one-year term of the agreement. For the years ended September 30, 2024, and 2023, the Company has included $260,232 and $364,324, respectively, in stock-based compensation expenses.

The following table summarizes activities related to warrants of the Company for the years ended September 30, 2024, and 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	8,000,000	0.0225	1.86
Outstanding and exercisable at September 30, 2023	8,000,000	$0.0225	1.25
Expired or cancelled or forfeited	(4,000,000)	0.0225	-
Outstanding and exercisable at September 30, 2024	4,000,000	$0.0225	0.75

The following table summarizes activities related to warrants to purchase RM Stock from the Company for the years ended September 30, 2024, and 2023.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding at October 1, 2022	-0-	$-0-	-0-
Issued	900,000	1.00	2.15
Outstanding and exercisable at September 30, 2023	900,000	$1.00	1.53
Issued	50,000	1.50	1.00
Outstanding and exercisable at September 30, 2024	950,000	$1.03	0.74

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

On July 19, 2022, the Company entered an Investor Awareness Advisory Services Agreement with a third party. Pursuant to the agreement in exchange for $10,000 per month over the three-month term (the “Term”) of the agreement, the third party will provide investor awareness advisory services (the “Services”). In addition, at the end of the Term, based upon the Company’s satisfaction with the Services, the Company will issue 500,000 shares of common stock to the provider’s designee. The shares were issued in December 2022. The Company recorded stock-based compensation expense of $50,000 for the year ended September 30, 2023.

On August 4, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,300,000 shares of restricted common stock over the one-year term of the agreement, the third party will provide financial consulting services to the Company. The shares are to be issued on a pro-rata basis, whereby the initial 325,000 shares were issued on August 8, 2022, and a total of 975,000 shares were issued during the year ended September 30, 2023. The Company recorded stock-based compensation expense of $150,150 for the year ended September 30, 2023.

On November 16, 2022 (the “Effective Date”), the Company entered a Consulting Agreement with a third party. Pursuant to the agreement in exchange for 1,000,000 shares of restricted common stock over the one-year term of the agreement the third party will provide financial consulting services to the Company. On December 5, 2022, the Company issued 500,000 shares and the remaining 500,000 shares were issued in September 2023. For the year ended September 30, 2023, the Company recorded stock-based compensation expense of $86,000 for the issuance of 1,000,000 shares.

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

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 shares per month, to be certificated semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the years ended September 30, 2024, and 2023, the Company recorded expenses of $74,125 and $82,875, respectively, related to the 250,000 shares per month. On May 8, 2024, the Company issued 3,000,000 shares of common stock for the months of February 2023, through January 2024. On May 11, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.04 per share and included stock-based compensation expense-related party of $200,000 for the year ended September 30, 2023. On July 10, 2023, the Company issued 15,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.0406 per share and included stock-based compensation expense-related party of $609,000 for the year ended September 30, 2023. On September 7, 2023, the Company issued 5,000,000 shares to the Company’s COO as a bonus pursuant to their Consulting Agreement. The Company valued the shares at $0.041 per share and included stock-based compensation expense-related party of $205,000 for the year ended September 30, 2023.

Additionally, the Company granted an option to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $213,181, and $142,121 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $208,153, and $138,768 is included in stock-based compensation expense-related party for the years ended September 30, 2024, and 2023, respectively.

On March 3, 2023, the Company entered a Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) a warrant to purchase 250,000 shares of RM Stock at an exercise price of $1.00 per share with an expiry date of July 1, 2025. The option to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the years ended September 30, 2024, and 2023, $187,354 and $262,297, respectively, is included in stock-based compensation expense. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and will be amortized over the one-year term of the agreement. For the years ended September 30, 2024, and 2023, $260,232 and $364,324, respectively, is included in stock-based compensation expense. On May 11, 2023, the Company issued an additional 5,000,000 shares to the Consultant. The Company valued the shares at $0.04 per share and included stock-based compensation expense of $200,000 for the year ended September 30, 2023. On December 6, 2023, the Company agreed to issue an additional 6,000,000 shares of common stock. The Company valued the 6,000,000 shares at $0.0282 per share and included stock-based compensation expense of $169,200 for the year ended September 30, 2024. On May 16, 2024, the Company agreed to issue an additional 2,500,000 shares of common stock. The Company valued the 2,500,000 shares at $0.03 per share and included stock-based compensation expense of $75,000 for the year ended September 30, 2024.

On April 1, 2023, the Company entered a Consulting Agreement with a third party for marketing services in exchange for 250,000 shares of restricted common stock. The shares vest in 12 equal amounts of 20,833. For the years ended September 30, 2024, and 2023, the Company has recorded stock-based compensation of $6,012 and $6,012, respectively, with the offset to accounts payable and accrued expenses.

On October 1, 2023, the Company entered into a one-year Agreement for Board of Advisor Services with a third party to provide general technical, AI, sales, and marketing services in exchange for 3,000,000 shares of common stock. The Company valued the shares at $80,700 ($0.0269 per share). The shares are to be issued at the end of the term, and the Company is amortizing the expense over the term of the contract. For the year ended September 30, 2024, the Company included $80,700 in General and Administrative expenses and in accounts payable and accrued expenses. Effective May 1, 2024, the Company amended the October 1, 2023, agreement and agreed to issue 7,000,000 shares, of which 5,000,000 were immediately earned and were issued May 16, 2024, and to issue an additional 2,000,000 shares at the end of the term. The Company valued the 5,000,000 shares at $142,500 ($0.0285 per share) and the Company is amortizing the expense related to the 2,000,000 shares (valued at $57,000) over the term of the contract. For the year ended September 30, 2024, the Company included $166,250 in General and Administrative expenses and $23,750 in accounts payable and accrued expenses.

On January 1, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $62,400 and is amortizing the expense over the term of the contract. For the year ended September 30, 2024, the Company included $46,800 in General and Administrative expenses. The 30,000,000 shares of common stock were issued May 8, 2024.

On January 2, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for a monthly fee of $10,000 per month and 5,000,000 shares of common stock. The shares were issued on January 18, 2024. The Company valued the shares at $104,000 and is amortizing the expense over the term of the contract. For the year ended September 30, 2024, the Company included $78,003 in General and Administrative expenses.

On March 19, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $78,000 and is amortizing the expense over the term of the contract. For the year ended September 30, 2024, the Company included $6,500 in General and Administrative expenses and in accounts payable and accrued expenses. The consultant never provided any services, and accordingly, the Company did not issue the shares.

On April 1, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 2,500,000 shares of common stock upon execution of the agreement (the “Initial Issuance”) and a further 2,500,000 shares of common stock one year after the execution (the “Final Issuance”). The Initial Issuance of 2,500,000 shares of common stock were issued on May 8, 2024. The Company valued the shares at $137,500 and is amortizing the expense over the term of the contract. For the year ended September 30, 2024, the Company included $68,749 in General and Administrative expenses. In connection with the agreement, the Company also agreed to issue a warrant to purchase 50,000 Class A common stock shares of RM Stock owned by the Company, at $1.50 per share and vested immediately. The warrant to purchase the RM Stock was valued at $119,348 based on the Black Scholes option pricing model and has been expensed in the year ended September 30, 2024, in general and administrative expenses.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide assistance to the Company in building its in house development team and manage software projects, in exchange for 3,000,000 shares of common stock. The Company issued 1,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the shares at $67,500 and is amortizing the expense over the term of the contract. For the year ended September 30, 2024, the Company included $33,750 in General and Administrative expenses.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 5,000,000 shares of common stock. The Company issued 2,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the shares at $112,500 and is amortizing the expense over the term of the contract. For the year ended September 30, 2024, the Company included $56,250 in General and Administrative expenses.

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

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ former CTO was a co-founder, and a former Director and President and Treasurer of RM. Mr. Chermak, the Company’s former COO is a co-founder, Director and Vice-president and Secretary of RM. Mr. Ansari is a co-founder and former Director of RM. RM had initially issued 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. On May 15, 2023, Mr. Collins cancelled his 1,600,000 shares of Class B common stock in exchange for 200,000 shares of Class A common stock. As of September 30, 2024, and 2023, RM has 2,000,000 and 2,000,000 Class B Common Stock shares outstanding, respectively. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. As of September 30, 2024, and 2023, RM had 10,459,199 and 8,257,714 Class A common stock shares issued and outstanding, respectively. During the year ended September 30, 2024, the Company has agreed to issue 1,798,767 shares of RM stock (1,780,531 has been issued and an additional 18,236 shares to be issued) in satisfaction of $2,369,500 of principal of convertible notes and $84,888 of accrued interest. The Company also issued 45,000 shares of RM stock in satisfaction of note payable (principal and interest). In connection with such issuance of RM stock in satisfaction of note and convertible notes principal and accrued and unpaid interest, the Company recognized an amount of $2,499,388 upon conversion, which was included in the additional paid-in capital for the year ended September 30, 2024. Accordingly, as of September 30, 2024, and 2023, the Company’s 3,301,233 and 5,100,000 respectively, shares of Class A Common Stock represent approximately 1.57% and 2.49%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of September 30, 2024, and 2023.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2024	2023
Pre-tax loss	$(4,264,412)	$(4,728,473)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(895,527)	(992,979)
Permanent differences	423,402	658,631
Change of valuation allowance	472,125	334,348
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30, 2024	September 30, 2023
Net operating losses carried forward	$2,445,350	$1,973,226
Less: Valuation allowance	(2,445,350)	(1,973,226)
Net deferred tax assets	$—	$—

As of September 30, 2024, and 2023, the Company has approximately $11,645,000 and $9,396,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of September 30, 2024, and 2023, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended September 30, 2024, and 2023, and no provision for interest and penalties is deemed necessary as of September 30, 2024, and 2023.

NOTE 12 - DEFERRED REVENUE

During the years ended September 30, 2024, and 2023, the Company delivered $4,995 and $32,470 in the aggregate of software products to customers under one year subscription periods. The Company records the agreed amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the years ended September 30, 2024, and 2023, the Company recognized $4,492 and $30,059 of revenue from these agreements, respectively. As of September 30, 2024, and 2023, the balance of deferred revenues of $2,914 and $2,411 is included in the balance sheet, respectively.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.

