Form 10-Q
period 2024-12-31
CYTTA CORP.
filed 2025-02-14
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2024

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

As of February 14, 2025, there were 470,237,826 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

CYTTA CORP
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2024	2024
ASSETS
Current Assets
Cash	$1,008,186	$1,439,835
Accounts receivable	230,835	-
Prepaid expenses – related party	421,334	421,334
Prepaid expenses - other	53,171	122,712
Total Current Assets	1,713,526	1,983,881

Prepaid expenses – related party, non-current	35,109	140,443
Property and equipment, net	40,573	50,867
TOTAL ASSETS	$1,789,208	$2,175,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$655,324	$527,678
Related party liabilities	423,997	443,093
Deferred revenue	195,524	2,914
Convertible notes payable	1,438,950	1,438,950
Total Current Liabilities and Total Liabilities	2,713,795	2,412,635

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Deficit
Preferred stock par value $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 shares issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding)	-	-
Series F Preferred Stock par value $0.001; (59,270,000 shares authorized and -0- issued and outstanding)	-	-
Common stock par value $0.001; (600,000,000 shares authorized and 469,877,826 shares issued and outstanding)	469,879	469,879
Additional paid in capital	36,159,919	36,159,919
Accumulated deficit	(37,555,035)	(36,867,892)
Total Stockholders' Deficit	(924,587)	(237,444)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,789,208	$2,175,191

The accompanying notes are an integral part of these statements

CYTTA CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2024	2023

Revenues	$38,225	$2,411
Cost of revenues	18,459	-
Gross Profit	19,766	2,411

Operating Expenses:
General and administrative - related party	221,738	213,208
General and administrative - other	420,469	777,244
Total operating expenses	642,207	990,452

Loss from Operations	(622,441)	(988,041)

Other expenses (income)
Interest expense	64,702	71,287
Interest income	-	(200)
Total Other Expenses (Income)	64,702	71,087

Loss before income taxes	(687,143)	(1,059,128)
Provision for income taxes	-	-
Net loss	$(687,143)	$(1,059,128)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding Basic and Diluted	469,877,826	428,575,956

The accompanying notes are an integral part of these statements

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
The Three Months Ended December 31, 2024
(Unaudited)

									Total
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances September 30, 2024	600,000	$600	50,000	$50	469,877,826	$469,879	$36,159,919	$(36,867,892)	(237,444)

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	(687,143)	(687,143)
Balances December 31, 2024	600,000	$600	50,000	$50	469,877,826	$469,879	$36,159,919	$(37,555,035)	$(924,587)

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
The Three Months Ended December 31, 2023
(Unaudited)

									Total
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances September 30, 2023	600,000	$600	50,000	$50	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

Common stock and warrants issued for services	-	-	-	-	6,000,000	6,000	163,200	-	169,200

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	1,887,750	1,888	48,893	-	50,781

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	(1,059,128)	(1,059,128)
Balances December 31, 2023	600,000	$600	50,000	$50	434,718,920	$434,720	$32,127,732	$(33,662,608)	$(1,099,506)

The accompanying notes are an integral part of these statements

Cytta Corp.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(687,143)	$(1,059,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses for services - related party	123,783	123,208
Stock-based compensation expenses for services – other	135,234	476,308
Amortization of note discounts	-	15,353
Loss on debt extinguishment	-	3,955
Depreciation expense	10,294	10,576
Changes in Operating Assets and Liabilities:
Accounts receivable	(230,835)	-
Prepaid expenses – other	(11,747)	63,285
Accounts payable and accrued liabilities	73,701	31,252
Accounts payable - related party	(37,546)	13,040
Deferred revenue	192,610	(2,411)
Net cash used in operating activities	(431,649)	(324,562)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of short-term convertible notes payable	-	40,000
Net cash provided by financing activities	-	40,000

NET CHANGE IN CASH	(431,649)	(284,562)
CASH AT BEGINNING OF PERIOD	1,439,835	674,824
CASH AT END OF PERIOD	$1,008,186	$390,262

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$-	$169,200
Common stock issued for accounts payable and accrued liabilities	$-	$50,781

The accompanying notes are an integral part of these statements

Cytta Corp.

Notes to Financial Statements

December 31, 2024

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

We have created advanced video compression (SUPR), video/audio streaming and collaboration software (CyttaCOMMS), and school and institution safety and security software systems (CyttaCARES) that solve real world streaming, safety and security problems for multiple institutions and organizations. We believe our products will enable and empower the world to consume higher quality video anywhere, anytime while providing unparallelled safety and security

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $37,555,035, a working capital deficit of $1,000,269 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company intends to fund operations through equity and/or debt financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on January 14, 2025, for the year ended September 30, 2024.

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

Reclassifications

 Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits of $250,000 per financial institution. The amount in excess of the FDIC insurance as of December 31, 2024, was approximately $750,000. The Company has no cash equivalents at December 31, 2024, and September 30, 2024.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is incurred to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-two-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the three months ended December 31, 2024, and 2023 is summarized as:

	December 31,
	2024	2023
Balance beginning of period	$684,489	$1,548,752
Amortization of stock-based compensation	(186,621)	(389,260)
Other prepaid expense activity	11,746	(63,285)
Sub-total	509,614	1,096,207
Less non-current portion (all related party)	35,109	456,443
Prepaid expenses, current portion	474,505	639,764
Less prepaid expenses – related party, current portion	421,334	421,334
Prepaid expenses – other, current portion	$53,171	$218,430

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, related party liabilities, and deferred revenue, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

Our revenues are primarily generated from fees charged in connection with the implementation of our software platform (including the sale of SaaS products and services, maintenance associated with the sale of on premise software licenses).

Our revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” and Accounting Standards Update No. 2014-09 – Revenue from Contracts with Customers (Topic 606) which provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. We determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract and (v) recognition of revenue when a performance obligation is satisfied.

Revenue from fees charged in connection with the implementation of our software platform is recognized ratably over the term specified with the customers, which is primarily one year. The transaction price is the amount of consideration to which the Company expects to be entitled to receive in exchange for providing access to its platform. Maintenance and support services generally call for the Company to provide software updates and technical support to customers and is recognized ratably over the term of the contract as this is the period the services are delivered.  The Company does not view the provision of initial setup services as a discrete earnings event that is distinct. Our standard payment terms are generally no more than 60 days. SaaS and maintenance services are typically invoiced annually in advance. Amounts billed or collected in excess of revenue recognized are included as deferred revenue.

For the three months ended December 31, 2024, and 2023, the Company derives all of its revenues from the 1-year license software/hosting package of CyttaComms IGAN v3.0 unlimited channels/users and streams.

Accounts receivable

The Company records accounts receivable at the time services are invoiced when the access to our platform is delivered or provided to the customers. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience.

Stock-based compensation

The Company accounts for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (ASC 718) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in  (ASC 718). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the grant date.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2024, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of December 31, 2024, and September 30, 2024:

	December 31, 2024	September 30, 2024
Property and equipment	$245,606	$245,606
Accumulated depreciation	(205,033)	(194,739)
Property and equipment, net	$40,573	$50,867

Depreciation expense was $10,294 and $10,576 for the three months ended December 31, 2024, and 2023, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three months ended December 31, 2024, and 2023, the Company recorded expenses to related parties in the following amounts:

	Three months ended December 31,
	2024	2023
Management fees, Chief Executive Officer (CEO)	$45,000	$45,000
President and Chief Operating Officer (COO)	45,000	45,000
Stock-based compensation expense, officers	123,783	123,208
Office rent and expenses	7,955	-
Total	$221,738	$213,208

Effective January 1, 2023, the monthly fee for the CEO was $15,000.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity (SGG World LLC or "SGG") to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 common shares per month, to be issued semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the three months ended December 31, 2024, and 2023, the Company recorded expenses of $18,450 and $17,875, respectively, related to the 250,000 common shares per month, calculated based on the closing market price of the common stock on the last day of each month.

The Company granted an option to SGG purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295 is included in stock-based compensation expense-related party for the three months ended December 31, 2024, and 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038 is included in stock-based compensation expense-related party for the three months ended December 31, 2024, and 2023, respectively.

Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month plus incidental expenses, on a month to month basis, accordingly, $7,955 is included in related party expenses for the three months ended December 31, 2024.

Related party liabilities

As of December 31, 2024, and September 30, 2024, the Company owes $423,997 and $443,093, respectively, to related parties as follows:

	December 31, 2024	September 30, 2024
Management fees, Chief Executive Officer (CEO)	$110,000	$110,000
Bonus, CEO	48,040	68,040
Stock to be issued President and COO	227,085	208,635
Accounts payable, President and COO	8,872	26,418
Fees, bonus, and accounts payable, former CTO	30,000	30,000
Total	$423,997	$443,093

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2023, (the “March 2023 Notes”) the Company issued five (5) convertible promissory notes, in the aggregated principal amount of $160,000, to investors. The notes bear an interest rate of 18% per annum. Principal amount of $100,000 matured on July 1, 2024, and have been extended to July 1, 2025, while principal amount of $60,000 matured on various dates of February 2024 and have all been extended to May 31, 2025. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. The notes are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock, and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the three months ended December 31, 2023, amortization of the debt discounts of $7,662 was charged to interest expense. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock, and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the three months ended December 31, 2023, amortization of the debt discounts of $7,692, was charged to interest expense. Both debt discounts were fully amortized as of September 30, 2024. As of December 31, 2024, and September 30, 2024, the outstanding principal balance of the March 2023 Notes was $160,000.

During the quarter ended December 31, 2023, (the “December 2023 Notes”) the Company issued a convertible promissory note of $40,000, to an investor. The note bears an interest rate of 18% per annum and matured during the quarter ended December 31, 2024, and has been extended to May 31, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. As of December 31, 2024, and September 30, 2024, there is a balance due of $40,000 on the December 2023 Notes.

During the quarter ended March 31, 2024, (the “March 2024 Notes”) the Company issued nine (9) convertible promissory notes in the aggregate of $517,500, to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended March 31, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding a note of $250,000 which has a conversion price of $1.00 of RM stock for principal and $2.50 of RM stock for interest. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of $167,500 of the March 2024 Notes agreed to settle the notes by the issuance of 83,750 shares of RM stock for the principal amount. As of December 31, 2024, and September 30, 2024, there is a balance of $350,000 due on the March 2024 Notes. Among the total $350,000 balance, principal of $250,000 matured on January 22, 2025, which, together with $45,000 of accrued and unpaid interest, was fully converted into 295,000 shares of RM stock owned by the Company in January 2025 (see Note 13), and remaining principal of $100,000 matures in various dates of March 2025.

During the quarter ended June 30, 2024, (the “June 2024 Notes”) the Company issued thirty eight (38) convertible promissory notes in the aggregate of $1,910,950 to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ending June 30, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding $85,000 of June 2024 Notes where the conversion price is $1.00 for the RM stock and $15,000 of June 2024 Notes where the conversion price is $0.025 for the Company’s common stock. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of $1,147,000 of the June 2024 Notes agreed to settle the notes by the issuance of 573,500 shares of RM stock for the principal amount. As of December 31, 2024, and September 30, 2024, there is a balance of $763,950 due on the June 2024 Notes.

During the quarter ended September 30, 2024, (the “September 2024 Notes”) the Company issued two (2) convertible promissory notes in the aggregate of $125,000 to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended September 30, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. As of December 31, 2024, and September 30, 2024, there is a balance of $125,000 due on the September 2024 Notes.

The activity for the three months ended December 31, 2024, and 2023, is summarized as follows:

	December 31, 2024	December 31, 2023
Beginning balance, face value	$1,438,950	$1,215,000
Convertible notes issued	-	40,000
Convertible note discount	-	(32,859)
Ending balance	$1,438,950	$1,222,141

The Company has the following convertible notes payable outstanding as of December 31, 2024, and September 30, 2024:

	December 31, 2024	September 30, 2024
March 2023 Convertible notes payable, interest at 18%, $60,000 matures May 31, 2025, and $100,000 matures July 1, 2025	$160,000	$160,000
December 2023 Convertible note payable, interest at 18%, matures May 31, 2025	40,000	40,000
March 2024 Convertible notes payable, interest at 18%, $250,000 matured January 22, 2025, and $100,000 matures various dates of March 2025	350,000	350,000
June 2024 Convertible notes payable, interest at 18%, matures during quarter ending June 30, 2025	763,950	763,950
September 2024 Convertible notes payable, interest at 18%, matures during quarter ending September 30, 2025	125,000	125,000
Convertible notes payable, balance	$1,438,950	$1,438,950

NOTE 8 - CAPITAL STOCK

Common Stock

The Company has authorized 600,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of December 31, 2024, and September 30, 2024, there were 469,877,826, respectively, common shares issued and outstanding.

There were no shares of common stock issued during the three months ended December 31, 2024.

During the three months ended December 31, 2023, the following shares of common stock were issued:

●	6,000,000 shares of common issued for services. The Company valued the shares at $169,200 based on the price of the common stock on the date the Company agreed to issue the shares.

●

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

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of December 31, 2024, and September 30, 2024, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 10,000,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. As of December 31, 2024, and September 30, 2024, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of December 31, 2024, and September 30, 2024, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of December 31, 2024, and September 30, 2024, there were no shares of Series F Preferred stock issued and outstanding.

Stock Options

The Company did not issue any stock options during the three months ended December 31, 2024.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to SGG (a related party, the representative of which is the Company’s COO ) to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. For the three months ended December 31, 2024, and 2023, no options vested.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to a third party to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and amortized the value over the one-year term of the agreement. For the three months ended December 31, 2024, and 2023, no options vested.

The following table summarizes activities related to stock options of the Company for the three months ended December 31, 2024, and the year ended September 30, 2024. There was no activity for the three months ended December 31, 2024.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2023	20,000,000	$0.02	1.75
Outstanding at September 30, 2024	20,000,000	$0.02	0.75
Exercisable at September 30, 2024	15,000,000	$0.02	-
Outstanding at December 31, 2024	20,000,000	$0.02	0.50
Exercisable at December 31, 2024	15,000,000	$0.02	-

As of December 31, 2024, and September 30, 2024, 5,000,000 options to purchase shares of common stock remain unvested and $230,946 and $284,241, respectively, of stock compensation expense remains unrecognized and is being expensed over a weighted average period of 2.37 years from the date of the grant.

Warrants

On April 1, 2024, pursuant to a consulting agreement, the Company issued a warrant to a third party to purchase 50,000 shares of RM Stock that vested immediately and with an exercise price of $1.50 and an expiration date of April 1, 2025. The Company valued the warrant at $119,348 based on the Black Scholes option pricing model and expensed when granted. The following assumptions were utilized in the Black-Scholes valuation of this immediately vested warrant during the year ended September 30, 2024, risk free interest rate of 5.03%, volatility of 145% and an exercise price of $1.50.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to a related party (SGG) to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the three months ended December 31, 2024, and 2023, the Company has included $52,038 in stock-based compensation expense-related party, respectively.

On February 8, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On February 10, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $79,914, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,811, based on the Black Scholes option pricing model. The Company applied $43,416 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company charged the note discount to interest expense over the term of the note. For the three months ended December 31, 2023, the Company recorded interest expense of $7,662. The note discount was fully amortized as of September 30, 2024.

On March 1, 2023, an investor paid $5,000 to acquire a warrant to purchase 2,000,000 shares of common stock. The warrant has an exercise price of $0.02 per share and expires July 1, 2024. The Company also issued a warrant to purchase 100,000 shares of RM Stock, with an exercise price of $1.00 and an expiration date of July 1, 2025, as amended.

On March 3, 2023, pursuant to a convertible note with a current shareholder of the Company, the Company issued a warrant to the investor to purchase 2,000,000 shares of common stock at an exercise price of $0.025 per share and an expiration date of July 1, 2025. The Company valued the warrant at $89,916, based on the Black Scholes option pricing model. The Company also issued a warrant to purchase 100,000 shares of RM Stock at an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the RM Stock warrant at $249,822, based on the Black Scholes option pricing model. The Company applied $43,585 to the note as a discount based on the allocations of the fair values of the warrants and the note. The Company charged the note discount to interest expense over the term of the note. For the three months ended December 31, 2023, the Company recorded interest expenses of $7,692. The note discount was fully amortized as of September 30, 2024.

On March 3, 2023, pursuant to a one-year consulting agreement with a Company shareholder, the Company issued to the shareholder a warrant to purchase 250,000 shares of RM Stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,556 and amortized the value over the one-year term of the agreement. For the three months ended December 31, 2023, the Company has included $156,139 in stock-based compensation expenses. The warrant value was fully amortized as of September 30, 2024.

The following table summarizes activities related to warrants of the Company for the three months ended December 31, 2024, and the year ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding and exercisable at October 1, 2023	8,000,000	$0.0225	1.25
Expired or cancelled or forfeited	(4,000,000)	0.0200	-
Outstanding and exercisable at September 30, 2024	4,000,000	$0.0250	0.75
Outstanding and exercisable at December 31, 2024	4,000,000	$0.0250	0.50

The following table summarizes activities related to warrants to purchase RM Stock from the Company for three months ended December 31, 2024, and the year ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding and exercisable at October 1, 2023	900,000	$1.00	1.53
Issued	50,000	1.50	1.00
Outstanding and exercisable at September 30, 2024	950,000	$1.03	0.74
Outstanding and exercisable at December 31, 2024	950,000	$1.03	0.49

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company does not have an existing contract with the CEO. The monthly compensation and any bonus amounts are at the discretion of the Board of Directors. Effective January 1, 2023, the Company agreed to compensate the CEO $15,000 per month.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity (SGG) to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 common shares per month, to be issued semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the three months ended December 31, 2024, and 2023, the Company recorded expenses of $18,450 and $17,875, respectively, related to the 250,000 common shares per month, calculated based on the closing market price of the common stock on the last day of each month.

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

Additionally, the Company granted an option to SGG, a related party (the representative of which is the Company’s COO), to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, is included in stock-based compensation expense-related party for the three months ended December 31, 2024, and 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, is included in stock-based compensation expense-related party for the three months ended December 31, 2024, and 2023, respectively.

On March 3, 2023, the Company entered a Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) a warrant to purchase 250,000 shares of RM Stock at an exercise price of $1.00 per share with an expiry date of July 1, 2025. The option to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and was amortized over the one-year term of the agreement. For the three months ended December 31, 2023, $112,413 is included in stock-based compensation expense and this option value was fully amortized as of September 30, 2024. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and was amortized over the one-year term of the agreement. For the three months ended December 31, 2023, $156,139 is included in stock-based compensation expense and this warrant value was fully amortized as of September 30, 2024. On December 6, 2023, the Company agreed to issue an additional 6,000,000 shares of common stock. The Company valued the 6,000,000 shares at $0.0282 per share and included stock-based compensation expense of $169,200 for the three months ended December 31, 2023.

On April 1, 2023, the Company entered a Consulting Agreement with a third party for marketing services in exchange for 250,000 shares of restricted common stock. The shares vest in 12 equal amounts of 20,833. For the three months ended December 31, 2023, the Company has recorded stock-based compensation of $3,006 with the offset to accounts payable and accrued expenses.

On October 1, 2023, the Company entered into a one-year Agreement for Board of Advisor Services with a third party to provide general technical, AI, sales, and marketing services in exchange for 3,000,000 shares of common stock. The Company valued the shares at $80,700 ($0.0269 per share). The shares are to be issued at the end of the term, and the Company is amortizing the expense over the term of the contract. For the three months ended December 31, 2023, the Company included $20,175 in General and Administrative expenses and in accounts payable and accrued expenses. Effective May 1, 2024, the Company amended the October 1, 2023 agreement and agreed to issue 7,000,000 shares, of which 5,000,000 were immediately earned and were issued May 16, 2024, and to issue an additional 2,000,000 shares at the end of the term. The Company valued and expensed the 5,000,000 shares at $142,500 ($0.0285 per share) on the date of the agreement, and the Company is amortizing the expense related to the 2,000,000 shares (valued at $57,000) over the term of the contract. For the three months ended December 31, 2024, the Company included $14,250 in General and Administrative expenses and $14,250 in accounts payable and accrued expenses.

On January 1, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $62,400 and is amortizing the expense over the term of the contract. For the three months ended December 31, 2024, the Company included $15,600 in General and Administrative expenses.

On January 2, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for a monthly fee of $10,000 per month and 5,000,000 shares of common stock. The shares were issued on January 18, 2024. The Company valued the shares at $104,000 and is amortizing the expense over the term of the contract. For the three months ended December 31, 2024, the Company included $26,000 in General and Administrative expenses.

On April 1, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 2,500,000 shares of common stock upon execution of the agreement (the “Initial Issuance”) and a further 2,500,000 shares of common stock one year after the execution (the “Final Issuance”). The Initial Issuance of 2,500,000 shares of common stock were issued on May 8, 2024. The Company valued the 5,000,000 shares at $137,500 among which $68,750 related to Initial Issuance and is amortizing over the term of the contract. For the three months ended December 31, 2024, the Company included $34,375 in General and Administrative expenses, including the amortization of prepaid expenses of $17,187 (Initial Issuance) and $17,188 accrued in accounts payable and accrued expenses (Final Issuance). In connection with the agreement, the Company also agreed to issue a warrant to purchase 50,000 Class A common stock shares of RM Stock owned by the Company, at $1.50 per share and vested immediately. The warrant to purchase the RM Stock was valued at $119,348 based on the Black Scholes option pricing model and was expensed when granted.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide assistance to the Company in building its in house development team and manage software projects, in exchange for 3,000,000 shares of common stock. The Company issued 1,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the 3,000,000 shares at $67,500 among which $33,750 related to the already issued common shares and is amortizing over the term of the contract. For the three months ended December 31, 2024, the Company included $16,875 in General and Administrative expenses, including the amortization of prepaid expenses of $8,437 and $8,438 accrued in accounts payable and accrued expenses.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 5,000,000 shares of common stock. The Company issued 2,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the 5,000,000 shares at $112,500 among which $56,250 relates to the already issued common shares and is amortizing over the term of the contract. For the three months ended December 31, 2024, the Company included $28,125 in General and Administrative expenses, including the amortization of prepaid expenses of $14,063 and $14,062 accrued in accounts payable and accrued expenses.

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

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ former CTO was a co-founder, and a former Director and President and Treasurer of RM. Mr. Chermak, the Company’s former COO is a co-founder, Director and Vice-president and Secretary of RM. Mr. Ansari is a co-founder and former Director of RM. RM had initially issued 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. On May 15, 2023, Mr. Collins cancelled his 1,600,000 shares of Class B common stock in exchange for 200,000 shares of Class A common stock. As of December 31, 2024, and September 30, 2024, RM has 2,000,000 and 2,000,000 Class B Common Stock shares outstanding, respectively. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. As of December 31, 2024, and September 30, 2024, RM had 10,479,431 and 10,459,199 Class A common stock shares issued and outstanding, respectively. As of December 31, 2024, the Company has agreed to issue 1,798,767 shares of RM stock (1,780,531 has been issued and an additional 18,236 shares to be issued) in satisfaction of $2,369,500 of principal of convertible notes and $84,888 of accrued interest. The Company also issued 45,000 shares of RM stock in satisfaction of note payable (principal and interest). Accordingly, as of December 31, 2024, and September 30, 2024, the Company’s 3,301,233 shares of RM Class A Common Stock represent approximately 1.57%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of December 31, 2024 and September 30, 2024.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Three months ended December 31, 2024	Three months Ended December 31, 2023
Pre-tax loss	$(687,143)	$(1,059,128)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(144,300)	(222,417)
Permanent differences	54,394	125,898
Change of valuation allowance	89,906	96,519
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2024	September 30, 2024
Net operating losses carried forward	$2,535,257	$2,445,350
Less: Valuation allowance	(2,535,257)	(2,445,350)
Net deferred tax assets	$—	$—

As of December 31, 2024, and September 30, 2024, the Company has approximately $12,073,000 and $11,645,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of December 31, 2024, and September 30, 2024, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended December 31, 2024, and 2023, and no provision for interest and penalties is deemed necessary as of December 31, 2024, and September 30, 2024.

NOTE 12 - DEFERRED REVENUE

During the three months ended December 31, 2024, and 2023, the Company delivered $230,835 and $-0- in the aggregate of software services to customers under one year subscription periods. The Company records the agreed amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the three months ended December 31, 2024, and 2023, the Company recognized $38,225 and $2,411 of revenue from these agreements, respectively. As of December 31, 2024, and September 30, 2024, the balance of deferred revenues of $195,524 and $2,914 is included in the balance sheet, respectively.

NOTE 13 - SUBSEQUENT EVENTS

On January 27, 2025, the Company issued 180,000 shares of common stock in satisfaction of $4,500 of accrued interest.

On January 31, 2025, the Company issued 180,000 shares of common stock in satisfaction of $4,500 of accrued interest.

From January 22, 2025, through February 7, 2025, noteholders of the aggregate of $1,133,000 of principal of convertible notes payable and $195,740 of accrued and unpaid interest executed Notices of Conversion whereby they will receive 884,955 shares of RM Class A common stock owned by the Company, in full satisfaction of their notes.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward -looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Results of Operations for the three months ended December 31, 2024, and 2023:

Revenues of $38,225 and $2,411 for the three months ended December 31, 2024, and 2023, respectively, were from deferred revenue on subscription agreements being recognized.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues increased for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, due to an increase in customers and the associated higher deferred revenue recognized on subscription agreements entered into and being recognized in the current quarter.

Operating expenses decreased by $348,245 for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, as shown in the table below:

	Three months ended December 31,
Description	2024	2023
Related party expenses (excluding stock expenses)	$97,955	$90,000
Stock based compensation	135,229	476,308
Stock based compensation, officers	123,783	123,208
Professional fees	50,649	45,001
Consulting expenses (excluding stock expenses)	-	167,000
General and Administrative officers	4,516	2,618
Depreciation expense	10,294	10,576
Auto, Travel and Meals and Entertainment	22,161	7,246
Rent expense	9,096	6,810
Investor relations expense	145,267	31,921
Other operating expenses	43,257	29,764
Total Operating expenses	$642,207	$990,452

Related party expenses (excluding stock expenses) increased for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, as follows:

	Three months ended December 31,
	2024	2023
Management fees, Chief Executive Officer (CEO)	$45,000	$45,000
Management fees, President and Chief Operating Officer (COO)	45,000	45,000
Office rent and expenses	7,955	-
Total	$97,955	$90,000

Effective January 1, 2023, the monthly fee for the CEO was $15,000 and effective September 1, 2023, the monthly fee for the President and COO was $15,000. Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month plus incidental expenses, on a month to month basis, accordingly, $7,955 is included in related party expenses for the three months ended December 31, 2024.

Stock-based compensation expenses decreased in the current period compared to the prior period. For the three months ended December 31, 2024, stock-based expenses include the compensation of $135,229 related to common stock all previously issued (amortization of prepaids) or to be issued (accrued), pursuant to the terms of each consultant’s contracts. For the three months ended December 31, 2023, stock-based expenses include common shares issued and valued to consultants of $169,200, as well as the amortization of options, warrants and common stock (pursuant to the terms of each consultant’s contracts) all previously issued of $307,108 for the three months ended December 31, 2023.

Stock based compensation - officers was comprised pursuant to the agreement with the COO (SGG) to issue 250,000 common shares per month. For the three months ended December 31, 2024, and 2023, the Company recorded expenses of $18,450 and $17,875, respectively. Additionally, the Company granted an option to SGG (a related party) to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the “CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295, is included in stock-based compensation expense-related party for the three months ended December 31, 2024, and 2023, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038, is included in stock-based compensation expense-related party for the three months ended December 31, 2024, and 2023, respectively.

Professional fees increased in the current period compared to the prior period because of higher auditing fees in the current period.

Consulting expenses (excluding stock expenses) decreased during the three months ended December 31, 2024, compared to the three months ended December 31, 2023, as certain consultants engaged in the prior period were not engaged in the current period.

Investor relations fees increased for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increases were primarily a result of the Company attending trade shows and conferences to expose the Company to potential investors.

Other expense, net, for the three months ended December 31, 2024, was $64,702, compared to $71,087 for the three months ended December 31, 2023. The decrease was a result of certain note discounts that were fully amortized in the prior year period.

The following tables set forth key components of our balance sheet as of December 31, 2024, and September 30, 2024.

	December 31, 2024	September 30, 2024

Current Assets	$1,713,526	$1,983,881

Long term assets	$75,682	$191,310

Total Assets	$1,789,208	$2,175,191

Current Liabilities	$2,713,795	$2,412,635

Total Liabilities	$2,713,795	$2,412,635

Stockholders’ Deficit	$(924,587)	$(237,444)

Total Liabilities and Stockholders’ Deficit	$1,789,208	$2,175,191

Liquidity and Capital Resources

As of December 31, 2024, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business.  Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $37,555,035, a working capital deficit of $1,000,269 and has also generated losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company intends to fund operations through equity and/or debt financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

As of December 31, 2024, we had cash of $1,008,186 compared to $1,439,835 at September 30, 2024. As of December 31, 2024, we had current assets of $1,713,526 and current liabilities of $2,713,795, which resulted in working capital deficiency of $1,000,269. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible notes payable, and deferred revenue.

Operating Activities

For the three months ended December 31, 2024, net cash used in operating activities was $431,649 compared to $324,562 for the three months ended December 31, 2023. For the three months ended December 31, 2024, our net cash used in operating activities was primarily attributable to the net loss of $687,143, adjusted by stock-based compensation of $259,017, and depreciation of $10,294. Net changes of $13,817 in operating assets and liabilities increased the cash used in operating activities.

For the three months ended December 31, 2023, our net cash used in operating activities was primarily attributable to the net loss of $1,059,128, adjusted by stock-based compensation of $599,516, amortization and depreciation of $25,929 and loss on extinguishment of debt of $3,955. Net changes of $105,166 in operating assets and liabilities decreased the cash used in operating activities.

Investing Activities

For the three months ended December 31, 2024, and 2023, there was no cash provided by or used in investing activities.

Financing Activities

For the three months ended December 31, 2024, there were no financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ending December 31, 2024, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: February 14, 2025

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

