Form 10-Q/A
period 2024-12-31
CYTTA CORP.
filed 2025-09-30
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Cytta Corp (referred to herein as the "Company," "Cytta" we," "us," or "our") is filing this Amendment No. 1 on Form 10-Q (this "Amendment No. 1") to amend our Quarterly Report on Form 10-Q for the three ended December 31, 2024, initially filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2025 ("Original 10-Q”).

Background of Restatement

The purpose of this Amendment No. 1 is to restate amounts included in the Company's previously issued financial statements as of and for the three months ended December 31, 2024, to correct misstatements for certain assumptions used to report accounts receivable, deferred revenue and revenue recognized.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

For additional information related to the restatement, see Note 13, “Restatement of Previously Issued Unaudited Interim Condensed Financial Statements ” of the condensed consolidated financial statements.

Additionally,

Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Amendment No. 1 on Form 10-Q/A is being amended to reflect the effect of the restatement described above.

The Company has attached to this Form 10-Q/A updated certifications executed as of the date of this Amendment No. 1 by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbane Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2 and 32.1 to this Amendment.

2

CYTTA CORP.

CYTTA CORP
BALANCE SHEETS

	December 31,	September 30,
	2024	2024
ASSETS	(Unaudited) (As Restated)
Current Assets
Cash	$1,008,186	$1,439,835
Prepaid expenses – related party	421,334	421,334
Prepaid expenses - other	53,171	122,712
Total Current Assets	1,482,691	1,983,881

Prepaid expenses – related party, non-current	35,109	140,443
Property and equipment, net	40,573	50,867
TOTAL ASSETS	$1,558,373	$2,175,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$651,897	$524,251
Related party liabilities	393,997	413,093
Dividend payable	33,427	33,427
Deferred revenue	1,665	2,914
Convertible notes payable	1,438,950	1,438,950
Total Current Liabilities and Total Liabilities	2,519,936	2,412,635

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Deficit
Preferred stock par value $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 shares issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding)	-	-
Series F Preferred Stock par value $0.001; (59,270,000 shares authorized and -0- issued and outstanding)	-	-
Common stock par value $0.001; (600,000,000 shares authorized and 469,877,826 shares issued and outstanding)	469,879	469,879
Additional paid in capital	36,159,919	36,159,919
Accumulated deficit	(37,592,011)	(36,867,892)
Total Stockholders' Deficit	(961,563)	(237,444)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,558,373	$2,175,191

The accompanying notes are an integral part of these unaudited financial statements

CYTTA CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2024	2023
	(As Restated)

Revenues	$1,249	$2,411
Cost of revenues	18,459	-
Gross Profit (loss)	(17,210)	2,411

Operating Expenses:
General and administrative - related party	221,738	213,208
General and administrative - other	420,469	777,244
Total operating expenses	642,207	990,452

Loss from Operations	(659,417)	(988,041)

Other expenses (income)
Interest expense	64,702	71,287
Interest income	-	(200)
Total Other Expenses (Income)	64,702	71,087

Loss before income taxes	(724,119)	(1,059,128)
Provision for income taxes	-	-
Net loss	$(724,119)	$(1,059,128)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding Basic and Diluted	469,877,826	428,575,956

The accompanying notes are an integral part of these unaudited financial statements

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
The Three Months Ended December 31, 2024
(Unaudited) (As Restated)

									Total
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances September 30, 2024	600,000	$600	50,000	$50	469,877,826	$469,879	$36,159,919	$(36,867,892)	(237,444)

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	(724,119)	(724,119)
Balances December 31, 2024	600,000	$600	50,000	$50	469,877,826	$469,879	$36,159,919	$(37,592,011)	$(961,563)

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

The accompanying notes are an integral part of these unaudited financial statements

Cytta Corp.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31,
	2024	2023
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(724,119)	$(1,059,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses for services - related party	123,783	123,208
Stock-based compensation expenses for services – other	135,234	476,308
Amortization of note discounts	-	15,353
Loss on debt extinguishment	-	3,955
Depreciation expense	10,294	10,576
Changes in Operating Assets and Liabilities:
Prepaid expenses – other	(11,747)	63,285
Accounts payable and accrued liabilities	73,701	31,252
Accounts payable - related party	(37,546)	13,040
Deferred revenue	(1,249)	(2,411)
Net cash used in operating activities	(431,649)	(324,562)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of short-term convertible notes payable	-	40,000
Net cash provided by financing activities	-	40,000

NET CHANGE IN CASH	(431,649)	(284,562)
CASH AT BEGINNING OF PERIOD	1,439,835	674,824
CASH AT END OF PERIOD	$1,008,186	$390,262

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$-	$169,200
Common stock issued for accounts payable and accrued liabilities	$-	$50,781

The accompanying notes are an integral part of these unaudited financial statements

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $37,592,011, and a working capital deficit of $1,037,245. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. for a period of one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is incurred to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-three-year term. The Company amortizes the value of the stock issued over the term of the agreement. The activity for the three months ended December 31, 2024, and the year ended September 30, 2024, is summarized as:

	December 31,	September 30,
	2024	2024
Balance beginning of period	$684,489	$1,548,752
Value of common stock issued	-	309,550
Amortization of stock-based compensation	(186,622)	(1,093,370)
Other prepaid expense activity	11,747	(80,443)
Sub-total	509,614	684,489
Less non-current portion (all related party)	35,109	140,443
Prepaid expenses, current portion	474,505	544,046
Less prepaid expenses – related party, current portion	421,334	421,334
Prepaid expenses – other, current portion	$53,171	$122,712

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

Earnings (Loss) Per Share of Common Stock

The Company has adopted ASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2024, and 2023, the Company’s dilutive securities are convertible into approximately 146,642,760 and 140,956,814, respectively, shares of common stock. The following table represents the classes of dilutive securities as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Series C Preferred Stock (1)	60,000,000	60,000,000
Series D Preferred Stock (1)	50,000	50,000
Convertible notes payable (1)	62,592,760	52,905,814
Unexercised options and warrants (1)	24,000,000	28,000,000
Total	146,642,760	140,956,814

(1) These shares were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position.

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

Related party liabilities

As of December 31, 2024, and September 30, 2024, the Company owes $393,997 and $413,093, respectively, to related parties as follows:

	December 31, 2024	September 30, 2024
Management fees, Chief Executive Officer (CEO)	$110,000	$110,000
Bonus, CEO	48,040	68,040
Stock to be issued President and COO	227,085	208,635
Accounts payable, President and COO	8,872	26,418
Total	$393,997	$413,093

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

The activity for the three months ended December 31, 2024, and the year ended September 30, 2024, is summarized as follows:

	December 31, 2024	September 30, 2024
Beginning balance, face value	$1,438,950	$1,215,000
Convertible notes issued	-	2,593,450
Convertible note discount	-	(2,369,500)
Ending balance	$1,438,950	$1,438,950

The Company has the following convertible notes payable outstanding as of December 31, 2024, and September 30, 2024:

	December 31, 2024	September 30, 2024
March 2023 Convertible notes payable, interest at 18%, $60,000 matures May 31, 2025, and $100,000 matures July 1, 2025	$160,000	$160,000
December 2023 Convertible note payable, interest at 18%, matures May 31, 2025	40,000	40,000
March 2024 Convertible notes payable, interest at 18%, $250,000 matured January 22, 2025, and $100,000 matures various dates of March 2025	350,000	350,000
June 2024 Convertible notes payable, interest at 18%, matures during quarter ending June 30, 2025	763,950	763,950
September 2024 Convertible notes payable, interest at 18%, matures during quarter ending September 30, 2025	125,000	125,000
Convertible notes payable, balance	$1,438,950	$1,438,950

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

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Three months ended December 31, 2024	Three months Ended December 31, 2023
Pre-tax loss	$(724,119)	$(1,059,128)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax credit	(152,065)	(222,417)
Permanent differences	54,394	125,898
Change of valuation allowance	97,671	96,519
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2024	September 30, 2024
Net operating losses carried forward	$2,543,021	$2,445,350
Less: Valuation allowance	(2,543,021)	(2,445,350)
Net deferred tax assets	$—	$—

As of December 31, 2024, and September 30, 2024, the Company has approximately $12,109,000 and $11,645,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of December 31, 2024, and September 30, 2024, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended December 31, 2024, and 2023, and no provision for interest and penalties is deemed necessary as of December 31, 2024, and September 30, 2024.

NOTE 12 - DEFERRED REVENUE

During the three months ended December 31, 2024, and 2023, the Company did not deliver any software services to customers under one year subscription periods. The Company records any amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the three months ended December 31, 2024, and 2023, the Company recognized $1,249 and $2,411 of revenue from these agreements, respectively. As of December 31, 2024, and September 30, 2024, the balance of deferred revenues of $1,665 and $2,914 is included in the balance sheet, respectively.

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Restatement Background

On July 8, 2025, the Company's management, upon the recommendation of the Board of Directors, concluded that the Company’s previously issued unaudited interim condensed financial statements as of and for the three months ended December 31, 2024, should no longer be relied upon due to an error described below, and that such financial statements should be restated. The Company evaluated the materiality of the error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of the correction was material as of and for the three months ended December 31, 2024, and as a result, the Company is restating the unaudited interim condensed consolidated financial statements as of and for the three months ended December 31, 2024, in accordance with ASC 250, Accounting Changes and Error Corrections.

We have determined that the error was a result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting included in Item 4 of this report.

During the three months ended December 31, 2024, the Company received signed sales orders from an independent third party contractor. When the Company attempted and was unable to collect the invoiced sales orders, the Company concluded that the sales orders were not valid nor verifiable and thus were fraudulently and/or negligently provided to the Company. This restatement of the Company's previously issued unaudited interim condensed consolidated financial statements as of and for the three months ended December 31, 2024, is for the purposes of correcting misstatements for certain assumptions used to report accounts receivable, deferred revenue and amortization of deferred revenue.

A summary of the financial impact is as follows:

Description	As initially reported	Adjustment	Restated
Current assets	$1,713,526	$230,835	$1,482,691
Total assets	$1,789,208	$230,835	$1,558,373
Current and total liabilities	$2,713,795	$193,859	$2,519,936

Total shareholder's deficit	$(37,555,035)	$(36,976)	$(37,592,011)
Revenues for the three months ended December 31, 2024	$38,225	$(36,976)	$1,249
Net loss three months ended December, 2024	$(687,143)	$(36,976)	$(724,119)
Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

NOTE 14 - SUBSEQUENT EVENTS

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

Results of Operations for the three months ended December 31, 2024, and 2023:

Revenues of $1,249 and $2,411 for the three months ended December 31, 2024, and 2023, respectively, were from deferred revenue on subscription agreements being recognized.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer. Revenues decreased for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, due to a decrease in customers and the associated lower deferred revenue recognized on subscription agreements entered into and being recognized in the current quarter.

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

The following tables set forth key components of our balance sheet as of December 31, 2024, and September 30, 2024.

	December 31, 2024	September 30, 2024

Current Assets	$1,482,691	$1,983,881

Long term assets	$75,682	$191,310

Total Assets	$1,558,373	$2,175,191

Current Liabilities	$2,519,936	$2,412,635

Total Liabilities	$2,519,936	$2,412,635

Stockholders’ Deficit	$(961,563)	$(237,444)

Total Liabilities and Stockholders’ Deficit	$1,558,373	$2,175,191

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $37,592,011, and a working capital deficit of $1,037,245. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company intends to fund operations through equity and/or debt financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

As of December 31, 2024, we had cash of $1,008,186 compared to $1,439,835 at September 30, 2024. As of December 31, 2024, we had current assets of $1,482,691 and current liabilities of $2,519,936, which resulted in working capital deficiency of $1,037,245. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible notes payable, and deferred revenue.

Operating Activities

For the three months ended December 31, 2024, net cash used in operating activities was $431,649 compared to $324,562 for the three months ended December 31, 2023. For the three months ended December 31, 2024, our net cash used in operating activities was primarily attributable to the net loss of $724,119, adjusted by stock-based compensation of $259,017, and depreciation of $10,294. Net changes of $23,159 in operating assets and liabilities decreased the cash used in operating activities.

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

Dated: September 30, 2025

/s/ Gary Campbell
Gary Campbell
Chief Executive Officer
(principal executive officer)
(principal financial and accounting officer)

