Form 10-Q
period 2025-03-31
CYTTA CORP.
filed 2025-09-30
CIK 1383088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2025

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

As of September 30, 2025, there were 470,237,826 shares outstanding of the registrant’s common stock, $0.001 par value per share.

CYTTA CORP.

CYTTA CORP
BALANCE SHEETS

	March 31,	September 30,
	2025	2024
ASSETS	(unaudited)
Current Assets
Cash	$629,061	$1,439,835
Prepaid expenses- related party	351,091	421,334
Prepaid expenses- other	16,135	122,712
Marketable securities at fair value	6,489,441	-
Security deposits	6,500	-
Total Current Assets	7,492,228	1,983,881

Prepaid expenses, non-current	-	140,443
Property and equipment, net	34,412	50,867
TOTAL ASSETS	$7,526,640	$2,175,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$609,720	$524,251
Related party liabilities	403,175	413,093
Dividend payable	33,427	33,427
Deferred revenue	416	2,914
Convertible notes payable	305,950	1,438,950
Total Current Liabilities and Total Liabilites	1,352,688	2,412,635

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity (Deficit)
Preferred stock par value $0.001; (100,000,000 shares authorized)
Series C Preferred Stock par value $0.001; (12,000,000 shares authorized and 600,000 shares issued and outstanding)	600	600
Series D Preferred Stock par value $0.001; (10,000,000 shares authorized and 50,000 shares issued and outstanding)	50	50
Series E Preferred Stock par value $0.001; (13,650,000 shares authorized and -0- issued and outstanding)	-	-
Series F Preferred Stock par value $0.001; (59,270,000 shares authorized and -0- issued and outstanding)	-	-
Common stock par value $0.001; (600,000,000 shares authorized and 470,237,826 (2025) and 469,877,826 (2024) shares issued and outstanding)	470,239	469,879
Additional paid in capital	37,073,274	36,159,919
Accumulated deficit	(31,370,211)	(36,867,892)
Total Stockholders' Equity (Deficit)	6,173,952	(237,444)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,526,640	$2,175,191

The accompanying notes are an integral part of these unaudited financial statements

CYTTA CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024

Revenues	$1,249	$-	$2,498	$2,411
Cost of revenues	18,632	-	37,091	-
Gross Profit (loss)	(17,383)	-	(34,593)	2,411

Operating Expenses:
General and administrative - related party	221,340	216,834	443,078	430,042
General and administrative - other	340,694	688,876	761,163	1,466,120
Total operating expenses	562,034	905,710	1,204,241	1,896,162

Loss from Operations	(579,417)	(905,710)	(1,238,834)	(1,893,751)

Other expenses (income)
Interest expense	73,044	82,954	137,746	154,241
Loss on settlement of debt	787,637	-	787,637	-
Interest income	-	(123)	-	(323)
Gain on fair value change of marketable securities	(7,661,898)	-	(7,661,898)	-
Total Other Expenses (Income)	(6,801,217)	82,831	(6,736,515)	153,918

Income (loss) before income taxes	6,221,800	(988,541)	5,497,681	(2,047,669)
Provision for income taxes	-	-	-	-
Net income (loss)	$6,221,800	$(988,541)	$5,497,681	$(2,047,669)

Income (Loss) per share, basic	$0.01	$(0.00)	$0.01	$(0.00)
Income (Loss) per share, diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding, basic	470,137,826	440,663,814	470,006,397	434,586,858
Weighted average shares outstanding, diluted	543,726,146	440,663,814	543,594,717	434,586,858

The accompanying notes are an integral part of these unaudited financial statements

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
The Six Months Ended March 31, 2025
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance September 30, 2024	600,000	$600	50,000	$50	-	$-	-	$-	469,877,826	$469,879	$36,159,919	$(36,867,892)	(237,444)

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	-	-	(724,119)	(724,119)
Balance December 31, 2024	600,000	600	50,000	50	-	-	-	-	469,877,826	469,879	36,159,919	(37,592,011)	(961,563)

Issuance of Reticulate Micro common stock for convertible notes and accrued interest conversion	-	-	-	-	-	-	-	-	-	-	905,579	-	905,579

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	360,000	360	7,776	-	8,136

Net income for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	6,221,800	6,221,800
Balance March 31, 2025	600,000	$600	50,000	$50	-	$-	-	$-	470,237,826	$470,239	$37,073,274	$(31,370,211)	$6,173,952

Cytta Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
The Six Months Ended March 31, 2024
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit
Balances September 30, 2023	600,000	$600	50,000	$50	-	$-	-	$-	426,831,170	$426,832	$31,915,639	$(32,603,480)	$(260,359)

Common stock and warrants issued for services	-	-	-	-	-	-	-	-	6,000,000	6,000	163,200	-	169,200

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	1,887,750	1,888	48,893	-	50,781

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	-	(1,059,128)	(1,059,128)
Balance Deember 31, 2023	600,000	600	50,000	50	-	-	-	-	434,718,920	434,720	32,127,732	(33,662,608)	(1,099,505)

Common stock issued for services	-	-	-	-	-	-	-	-	5,000,000	5,000	99,000	-	104,000

Common stock issued for accounts payable and accrued liabilities	-	-	-	-	-	-	-	-	2,227,661	2,228	44,108	-	46,336

Warrants vested to purchase common stock	-	-	-	-	-	-	-	-	-	-	272,299	-	272,299

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	(988,541)	(988,541)
Balance March 31, 2024	600,000	$600	50,000	$50	-	$-	-	$-	441,946,581	$441,948	$32,543,139	$(34,651,149)	$(1,665,411)

The accompanying notes are an integral part of these unaudited financial statements

Cytta Corp.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$5,497,681	$(2,047,669)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock-based compensation expenses for services - related party	247,167	250,042
Stock-based compensation expenses for services - other	228,856	742,000
Gain on change in fair value of marketable securities	(7,661,898)	-
Loss on issunace of RM stock for debt extinguishment	787,637	-
Amortization of note discounts	-	30,706
Gain on debt extinguishment	(864)	(4,834)
Depreciation expense	19,455	21,084
Changes in Operating Assets and Liabilities:
Prepaid expenses - other	(14,378)	65,436
Accounts payable and accrued liabilities	143,986	126,946
Accounts payable-related party	(46,418)	28,040
Deferred revenue	(2,498)	(2,411)
Security deposits	(6,500)	-
Net cash used in operating activities	(807,774)	(790,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,000)	-
Net cash used in investing activities	(3,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of short-term convertible note payable	-	557,500
Net cash provided by financing activities	-	557,500

NET CHANGE IN CASH	(810,774)	(233,160)
CASH AT BEGINNING OF PERIOD	1,439,835	674,824
CASH AT END OF PERIOD	$629,061	$441,664

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$-	$273,200
Common stock issued for accounts payable and accrued liabilities	$8,136	$101,949
Settlement of convertible notes and accrued interest by transfer of Reticulate Micro common stock	$1,290,400	$-

The accompanying notes are an integral part of these unaudited financial statements

Cytta Corp.

Notes to Financial Statements

March 31, 2025

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

Cytta’s CyttaCOMMS (formerly IGANTM Incident Command System (ICS) system) seamlessly streams and integrates all available video and audio sources during emergencies, enabling sharing of multiple video and audio inputs. The trial (MVP- Minimum Viable Product) version of the CyttaCOMMS product was introduced into the market in the last quarter of 2024. Based upon the information gathered the all of the MVP versions utilizations of the CyttaCOMMS were terminated and the server-side architecture redesigned for an enterprise level sales program when the product is upgraded to incorporate the missing functionality requested. The Company is currently working to finalize the MMP (Minimum Marketable Product) version of the CyttaCOMMS software designated CyttaCOMMS 2.0 for the marketplace.

The CyttaCOMMS online software platform is fully SaaS based with no hardware components. CyttaCOMMS introduces immediate real-time video and audio situational awareness, which is valuable for police, firefighters, first responders, emergency medical workers, industry, environmental and emergencies, security, military, and all their command centers in any emergency. The proprietary IGANTM software technology powers Cytta’s SaaS based COMMS system and creates an integrated communications platform which seamlessly streams all available video and audio sources in all critical situations, for first responders enabling real time event and interactive mapping information.

Also based upon the IGANTM technology, Cytta’s CyttaCARES (Crisis Alert and Response Emergency System) system is an innovative SAAS solution designed to enhance safety and security in educational institutions, especially during emergency situations. This comprehensive system provides real-time alerts, rapid two-way secure video communication, and efficient response coordination with live location tracking to emergency response teams. The CyttaCARES system has reached the trial or MVP stage, however because of the sensitive nature of the technology the product will require additional work to bring it to the MMP stage, before we begin live school demonstrations.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $31,370,211, and limited revenues. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company intends to fund operations through equity and/or debt financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended March 31, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed on January 14, 2025, for the year ended September 30, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. Cash and cash equivalent balances may, at certain times, exceed federally insured limits of $250,000 per financial institution. The amount in excess of the FDIC insurance as of March 31, 2025, was approximately $379,000. The Company has no cash equivalents at December 31, 2024, and September 30, 2024.

Prepaid expenses

The Company considers expenses or services paid for prior to the period the expense is incurred to be recorded as a prepaid expense. Included in this account is the value of common stock, options and warrants issued to consultants. Such issuances are pursuant to consulting agreements that can have a one-to-three-year term. The Company amortized the value of the stock issued over the term of the agreement. The activity for the six months ended March 31, 2025, and the year ended September 30, 2024, is summarized as:

	March 31, 2025	September 30, 2024
Balance beginning of period	$684,489	$1,548,752
Stock-based compensation		309,550
Amortization of stock-based compensation	(331,641)	(1,093,370)
Other prepaid expense activity	14,378	(80,443)
Sub-total	367,226	684,489
Less non-current portion (all related party)	-	140,443
Prepaid expenses, current portion	367,226	544,046
Less prepaid expenses – related party, current portion	351,091	421,334
Prepaid expenses – other, current portion	$16,135	$122,712

Marketable Securities at fair value

Marketable Securities consists of Class A Common Shares of Reticulate Micro, Inc. (RM) that the Company carries at fair value and are expected to be liquidated within one year from the balance sheet date, are classified as Current Assets.

The Company accounts for marketable and available-for-sale securities under ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

At March 31, 2025, the Company owned 2,434,513 shares and the fair value was reported on the balance sheet as Marketable securities at fair value of $6,489,441 ($2.6656/share). The Company recorded an adjustment of $7,661,898 for the three and six months ending March 31, 2025, as unrealized gain on fair value change of marketable securities and is reported as Other Income.

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

The Company measures the Reticulate Micro common stock it holds at fair value on a recurring basis. The activity for the six months ended March 31, 2025, is as follows:

March 31, 2025
Beginning balance	$-
Initial value of 2,664,609 RM shares at $3.75 per share	9,992,284
Settlement of convertible notes and accrued interest via transfer of 230,095 RM shares	(1,172,453)
Changes in fair value	(2,330,390)
Ending balance March 31, 2025	$6,489,441

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

To calculate fully diluted earnings per share, the Company uses the Treasury Stock Method. This methodology adds to the Weighted Average Shares Outstanding the number of additional shares that could potentially be issued pursuant to the conversion of all of the Company’s in-the-money outstanding convertible securities (including options, warrants and debt), with the further assumptions that all funds (if any) received pursuant to the conversions would be used to purchase the maximum number of shares at the average price per share for the period in order to offset and minimize the dilution effects. Fully Diluted Earnings Per Share is calculated by dividing Net Income by the adjusted Average Weighted Average Shares Outstanding.

The following table represents the classes of dilutive securities as of March 31, 2025, and 2024:

	March 31, 2025	March 31, 2024
Series C Preferred Stock	60,000,000	60,000,000
Series D Preferred Stock	50,000	50,000
Convertible notes payable	13,538,320	73,525,720
Unexercised options and warrants	24,000,000	28,000,000
Total	97,588,320	161,575,720

The following table represents the basic and diluted weighted average shares outstanding for the three and six months ended March 31, 2025, and 2024:

	Three months ended March 31,		Six months ended March 31,
Description	2025	2024	2025	2024
Basic weighted average shares outstanding	470,137,826	440,663,814	470,006,397	434,586,858
Convertible notes payable	13,538,320	-	13,538,320	-
Series C Preferred Stock	60,000,000	-	60,000,000	-
Series D Preferred Stock	50,000	-	50,000	-
Total	543,726,146	440,663,814	543,594,717	434,586,858

	Three months ended March 31,		Six months ended March 31,
Fully Diluted Earnings (loss) per share	2025	2024	2025	2024
Net income (loss)	$6,221,800	$(988,541)	$5,497,681	$(2,047,669)
Adjustments	13,768	-	27,536	-
Adjusted net income (loss)	6,235,568	(988,541)	5,525,217	(2,047,669)
Weighted average number of common shares outstanding	470,137,826	440,663,814	470,006,397	434,586,858
Shares computed on if converted basis	73,588,320	-	73,588,320	-
Total number of shares on fully diluted basis	543,726,146	440,663,814	543,594,717	434,586,858
Fully diluted earnings (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended March 31, 2025, that are of significance or potential significance to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

The following table represents the Company’s property and equipment as of March 31, 2025, and September 30, 2024:

	March 31, 2025	September 30, 2024
Property and equipment	$248,606	$245,606
Accumulated depreciation	(214,194)	(194,739)
Property and equipment, net	$34,412	$50,867

Depreciation expense was $9,191 and $19,455 for the three and six months ended March 31, 2025, respectively, and $10,508 and $21,084 for the three and six months ended March 31, 2024, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party agreements and fees

For the three and six months ended March 31, 2025, and 2024, the Company recorded expenses to related parties in the following amounts:

	Three months ended March 31,		Six months ended March 31,
Description	2025	2024	2025	2024
CEO-Management fees	$45,000	$45,000	$90,000	$90,000
President and Chief Operating Officer	45,000	45,000	90,000	90,000
Stock-based compensation expense, officers	123,384	126,834	247,167	250,042
Office rent and expenses	7,956	-	15,911	-
Total	$221,340	$216,834	$443,078	$430,042

Effective January 1, 2023, the monthly fee for the CEO was $15,000.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity (SGG World LLC or "SGG") to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 common shares per month, to be issued semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023. For the three months and six months ended March 31, 2025, the Company recorded expenses of $18,050 and $36,500, respectively, and $21,500 and $39,375, respectively, for the three and six months ended March 31, 2024, related to the 250,000 common shares per month, calculated based on the closing market price of the common stock on the last day of each month.

The Company granted an option to SGG purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295 and $106,590, respectively, is included in stock-based compensation expense-related party for the three and six months ended March 31, 2025, and 2024, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038 and $104,076, respectively, is included in stock-based compensation expense-related party for the three and six months ended March 31, 2025, and 2024, respectively.

Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month plus incidental expenses, on a month to month basis, accordingly, $7,956 and $15,911 is included in related party expenses for the three and six months ended March 31, 2025.

Related party liabilities

As of March 31, 2025, and September 30, 2024, the Company owes $403,175 and $413,093, respectively, to related parties as follows:

	March 31, 2025	September 30, 2024
Management fees, Chief Executive Officer (CEO)	$110,000	$110,000
Bonus, CEO	48,040	68,040
Stock to be issued President and COO	245,135	208,635
Accounts payable, President and COO	-	26,418
Total	$403,175	$413,093

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2023, (the “March 2023 Notes”) the Company issued five (5) convertible promissory notes, in the aggregated principal amount of $160,000, to investors. The notes bear an interest rate of 18% per annum. Principal amount of $100,000 matured on July 1, 2024, and have been extended to July 1, 2025, while principal amount of $60,000 matured on various dates of February 2024 and were all extended to May 31, 2025. Interest payments are due quarterly. The Holders shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of Reticulate Micro (the “RM Stock”) owned by the Company. The notes are convertible into shares of the Company’s common stock beginning on the Issuance Date at $0.025, or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock, and the RM Stock resulted in a debt discount of $43,416, with the offset to additional paid in capital. For the three and six months ended March 31, 2024, amortization of the debt discounts of $7,661 and $15,323 was charged to interest expense. In conjunction with one note of $50,000, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.025 with an expiration date of July 1, 2025, and a warrant to purchase 100,000 shares of RM Stock at $1.00 per share with an expiry date of July 1, 2025. The warrants issued to purchase the Company’s common stock, and the RM Stock resulted in a debt discount of $43,585, with the offset to additional paid in capital. For the three and six months ended March 31, 2024, amortization of the debt discounts of $7,691 and $15,383 was charged to interest expense. Both debt discounts were fully amortized as of September 30, 2024. During the six months ended March 31, 2025, $10,000 of principal notes and $1,670 of accrued interest were converted into 11,670 shares of RM stock. As of March 31, 2025, and September 30, 2024, the outstanding principal balance of the March 2023 Notes was $150,000 and $160,000, respectively.

During the quarter ended December 31, 2023, (the “December 2023 Notes”) the Company issued a convertible promissory note of $40,000, to an investor. The note bears an interest rate of 18% per annum and matured during the quarter ended December 31, 2024, and has been extended to May 31, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $1.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $1.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the six months ended March 31, 2025, $40,000 of principal notes and $6,600 of accrued interest were converted into 46,600 shares of RM stock. As of March 31, 2025, and September 30, 2024, there is a balance due of $-0- and $40,000, respectively, on the December 2023 Notes.

During the quarter ended March 31, 2024, (the “March 2024 Notes”) the Company issued nine (9) convertible promissory notes in the aggregate of $517,500, to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended March 31, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding a note of $250,000 which has a conversion price of $1.00 of RM stock for principal and $2.50 of RM stock for interest. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of $167,500 of the March 2024 Notes agreed to settle the notes by the issuance of 83,750 shares of RM stock for the principal amount. During the six months ended March 31, 2025, $350,000 of principal notes and $59,575 of accrued interest were converted into 352,288 shares of RM stock. As of March 31, 2025, and September 30, 2024, there is a balance of $-0- and $350,000, respectively on the March 2024 Notes.

During the quarter ended June 30, 2024, (the “June 2024 Notes”) the Company issued thirty eight (38) convertible promissory notes in the aggregate of $1,910,950 to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ending June 30, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share, excluding $85,000 of June 2024 Notes where the conversion price is $1.00 for the RM stock and $15,000 of June 2024 Notes where the conversion price is $0.025 for the Company’s common stock. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the year ended September 30, 2024, the lenders of $1,147,000 of the June 2024 Notes agreed to settle the notes by the issuance of 573,500 shares of RM stock for the principal amount. During the six months ended March 31, 2025, $608,000 of principal notes and $105,395 of accrued interest were converted into 400,648 shares of RM stock. As of March 31, 2025, and September 30, 2024, there is a balance of $155,950 and $763,950, respectively, due on the June 2024 Notes.

During the quarter ended September 30, 2024, (the “September 2024 Notes”) the Company issued two (2) convertible promissory notes in the aggregate of $125,000 to investors. The notes bear an interest rate of 18% per annum and mature during the quarter ended September 30, 2025. Interest payments are due quarterly. The Holder shall have the right to convert all or any part of the outstanding and unpaid principal, interest, and any other amounts due into fully paid and non-assessable shares of common stock of the Company or to the Class A common stock of RM Stock owned by the Company beginning on the Issuance Date of the Company's common stock at $0.025 or RM Stock at $2.00 per share. The note proceeds will be used by the Company for general working capital purposes. The Company also agreed to pledge RM stock at $2.00 per share to equal the outstanding principal and interest due upon any defaults of the note. During the six months ended March 31, 2025, $125,000 of principal notes and $22,500 of accrued interest were converted into  73,750 shares of RM stock. As of March 31, 2025, and September 30, 2024, there is a balance of $-0- and $125,000, respectively, on the September 2024 Notes.

The activity for the six months ended March 31, 2025, and the year ended September 30, 2024, is summarized as follows:

	March 31, 2025	September 30, 2024
Beginning balance, face value	$1,438,950	$1,215,000
Convertible notes issued	-	2,593,450
Convertible notes converted	(1,133,000)	(2,369,500)
Ending balance	$305,950	$1,438,950

The Company has the following convertible notes payable outstanding as of March 31, 2025, and September 30, 2024:

	March 31, 2025	September 30, 2024
March 2023 Convertible notes payable, interest at 18%, $60,000 matures May 31, 2025, and $100,000 matures July 1, 2025	$150,000	$160,000
December 2023 Convertible note payable, interest at 18%	-	40,000
March 2024 Convertible notes payable, interest at 18%	-	350,000
June 2024 Convertible notes payable, interest at 18%, matures during quarter ending June 30, 2025	155,950	763,950
September 2024 Convertible notes payable, interest at 18%	-	125,000
Convertible notes payable, balance	$305,950	$1,438,950

NOTE 7 - CAPITAL STOCK

Common Stock

The Company has authorized 600,000,000 common shares, par value $0.001. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. As of March 31, 2025, and September 30, 2024, there were 470,237,826 and 469,877,826, respectively, common shares issued and outstanding.

During the six months ended March 31, 2025, the following shares of common stock were issued:

•	360,000 shares of common issued for accrued interest, valued at $8,136.

During the six months ended March 31, 2024, the following shares of common stock were issued:

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

Series C Preferred Stock

Under the terms of the Certificate of Designation of Series C Preferred Stock, 12,000,000 shares of the Company’s preferred shares are designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into one hundred shares Common Stock and each share of Series C Preferred Stock is entitled to one hundred votes. As of March 31, 2025, and September 30, 2024, there were 600,000 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On September 30, 2020, the Company filed an Amended and Restated Certificate of Designation with the State of Nevada of the Company’s Series D Preferred Stock. Under the terms of the Amendment to Certificate of Designation of Series D Preferred Stock, 10,000,000 shares of the Company’s preferred shares are designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to two times the sum of all the number of shares of other classes of Corporation capital stock eligible to vote on all matters submitted to a vote of the stockholders of the Corporation. As of March 31, 2025, and September 30, 2024, there were 50,000 shares of Series D Preferred Stock issued and outstanding.

Series E Preferred Stock

On June 2, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 13,650,000 (as amended on June 10, 2021) were designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock. For so long as any shares of the Series E Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. As of March 31, 2025, and September 30, 2024, there were no shares of Series E Preferred stock issued and outstanding.

Series F Preferred Stock

On November 24, 2021, the Company filed a Certificate of Designation with the State of Nevada. Under the terms of the Certificate of Designation 59,270,000 were designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into one share of fully paid and non-assessable Common Stock at any time by the holder. For so long as any shares of the Series F Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote one share on all matters submitted to a vote of the stockholders of the Corporation. The Series F Preferred Stock automatically converts to common stock after the shares of common stock closing market price is at least $0.20 for twenty (20) consecutive trading days. As of March 31, 2025, and September 30, 2024, there were no shares of Series F Preferred stock issued and outstanding.

Stock Options

The Company did not issue any stock options during the six months ended March 31, 2025.

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted an option to SGG (a related party, the representative of which is the Company’s COO ) to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $639,543 and will amortize the value over the three-year term of the agreement. As of March 31, 2025, 10,000,000 options have vested.

On March 3, 2023, pursuant to a one-year consulting agreement, the Company granted an option to a third party to purchase 10,000,000 shares of common stock with an exercise price of $0.02 and an expiration date of July 1, 2025. The options vest over a two-year period at the rate of 25% every six months beginning on the six-month anniversary date of the agreement. The Company valued the option at $449,651 and amortized the value over the one-year term of the agreement. As of March 31, 2025, 10,000,000 options have vested.

The following table summarizes activities related to stock options of the Company for the six months ended March 31, 2025, and the year ended September 30, 2024.

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)
Outstanding at October 1, 2023	20,000,000	$0.02	1.75
Outstanding at September 30, 2024	20,000,000	$0.02	0.75
Exercisable at September 30, 2024	15,000,000	$0.02	-
Outstanding at March 31, 2025	20,000,000	$0.02	0.25
Exercisable at March 31, 2025	20,000,000	$0.02	-

As of March 31, 2025, and September 30, 2024, -0- and 5,000,000 options to purchase shares of common stock remain unvested and $177,651 and $284,241, respectively, of stock compensation expense remains unrecognized and is being expensed over a weighted average period of 2.37 years from the date of the grant.

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

On February 1, 2023, pursuant to a three-year consulting agreement, the Company granted a warrant to a related party (SGG) to purchase 250,000 shares of RM common stock with an exercise price of $1.00 and an expiration date of July 1, 2025. The Company valued the warrant at $624,458 and will amortize the value over the three-year term of the agreement. For the three and six months ended March 31, 2025, and 2024, the Company has included $52,038 and $104,076 in stock-based compensation expense-related party, respectively.

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

The following table summarizes activities related to warrants of the Company for the six months ended March 31, 2025, and the year ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding and exercisable at October 1, 2023	8,000,000	$0.0225	1.25
Expired or cancelled or forfeited	(4,000,000)	0.0200	-
Outstanding and exercisable at September 30, 2024	4,000,000	$0.0250	0.75
Outstanding and exercisable at March 31, 2025	4,000,000	$0.0250	0.25

The following table summarizes activities related to warrants to purchase RM Stock from the Company for six months ended March 31, 2025, and the year ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remining Life (Years)
Outstanding and exercisable at October 1, 2023	900,000	$1.00	1.53
Issued	50,000	1.50	1.00
Outstanding and exercisable at September 30, 2024	950,000	$1.03	0.74
Outstanding and exercisable at March 31, 2025	950,000	$1.03	0.24

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have an existing contract with the CEO. The monthly compensation and any bonus amounts are at the discretion of the Board of Directors. Effective January 1, 2023, the Company agreed to compensate the CEO $15,000 per month.

Effective February 1, 2023, the Company entered a Consulting Executive Officer Agreement with a three- year term to an entity (SGG) to provide the services of a Chief Operating Officer (the “COO”) of the Company. On October 1, 2023, the BOD also appointed the COO as the President. Pursuant to the agreement, the Company agreed to a monthly fee of $10,000, and the issuance of 250,000 common shares per month, to be issued semi-annually. The monthly fee was increased to $15,000 per month effective September 1, 2023.  For the three months and six months ended January 31, 2025, the Company recorded expenses of $18,050 and $36,500, respectively, and $21,500 and $39,375, respectively, for the three and six months ended March 31, 2024, related to the 250,000 common shares per month, calculated based on the closing market price of the common stock on the last day of each month.

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

Additionally, the Company granted an option to SGG, a related party (the representative of which is the Company’s COO), to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the "CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295 and $106,590, respectively, is included in stock-based compensation expense-related party for the three and six months ended March 31, 2025, and 2024, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038 and $104,076, respectively, is included in stock-based compensation expense-related party for the three and six months ended March 31, 2025, and 2024, respectively.

On March 3, 2023, the Company entered a Consulting Agreement with an investor. Pursuant to the agreement, the Company issued 2,000,000 shares of common stock for one year of services. The Company valued the shares at $80,000 based on the price of the common stock on the date the Company agreed to issue the common stock. The Company also issued the consultant 1) an option to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share with an expiry date of July 1, 2025. The options vest over the two-year period in 25% increments beginning on the six- month anniversary of the agreement and 2) a warrant to purchase 250,000 shares of RM Stock at an exercise price of $1.00 per share with an expiry date of July 1, 2025. The option to purchase the Company’s common stock was valued at $449,651 based on the Black Scholes option pricing model and was amortized over the one-year term of the agreement. For the three and six months ended March 31, 2024, $74,942, and $187,355 is included in stock-based compensation expense, respectively, and this option value was fully amortized as of September 30, 2024. The warrant to purchase the RM Stock was valued at $624,556 based on the Black Scholes option pricing model and was amortized over the one-year term of the agreement. For the three and six months ended March 31, 2024, $104,093 and $260,232 is included in stock-based compensation expense, respectively. and this warrant value was fully amortized as of September 30, 2024. On December 6, 2023, the Company agreed to issue an additional 6,000,000 shares of common stock. The Company valued the 6,000,000 shares at $0.0282 per share and included stock-based compensation expense of $169,200 for the six months ended March 31, 2024.

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

On October 1, 2023, the Company entered into a one-year Agreement for Board of Advisor Services with a third party to provide general technical, AI, sales, and marketing services in exchange for 3,000,000 shares of common stock. The Company valued the shares at $80,700 ($0.0269 per share). The shares are to be issued at the end of the term, and the Company is amortizing the expense over the term of the contract. For the three and six months ended March 31, 2024, the Company included $20,175 and $40,350, respectively, in General and Administrative expenses and in accounts payable and accrued expenses. Effective May 1, 2024, the Company amended the October 1, 2023, agreement and agreed to issue 7,000,000 shares, of which 5,000,000 were immediately earned and were issued May 16, 2024, and to issue an additional 2,000,000 shares at the end of the term. The Company valued and expensed the 5,000,000 shares at $142,500 ($0.0285 per share) on the date of the agreement, and the Company is amortizing the expense related to the 2,000,000 shares (valued at $57,000) over the term of the contract. For the three and six months ended March 31, 2025, the Company included $14,250 and $28,500 in General and Administrative expenses and $52,250 in accounts payable and accrued expenses.

On January 1, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for 3,000,000 shares of common stock. The Company valued the shares at $62,400 and is amortizing the expense over the term of the contract. For the six months ended March 31, 2025, the Company included $15,600 in General and Administrative expenses.

On January 2, 2024, the Company entered into a one-year Consulting Agreement with a third party to provide market awareness services and the identification, evaluation, structuring, negotiating, and closing of joint ventures, strategic alliances, and business acquisitions, in exchange for a monthly fee of $10,000 per month and 5,000,000 shares of common stock. The shares were issued on January 18, 2024. The Company valued the shares at $104,000 and is amortizing the expense over the term of the contract. For the six months ended March 31, 2025, the Company included $26,000 in General and Administrative expenses.

On April 1, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 2,500,000 shares of common stock upon execution of the agreement (the “Initial Issuance”) and a further 2,500,000 shares of common stock one year after the execution (the “Final Issuance”). The Initial Issuance of 2,500,000 shares of common stock were issued on May 8, 2024. The Company valued the 5,000,000 shares at $137,500 among which $68,750 related to Initial Issuance and is amortizing over the term of the contract. For the three and six months ended March 31, 2025, the Company included $68,750in General and Administrative expenses, including the amortization of prepaid expenses of $34,375 (Initial Issuance) and $34,375 accrued in accounts payable and accrued expenses (Final Issuance). In connection with the agreement, the Company also agreed to issue a warrant to purchase 50,000 Class A common stock shares of RM Stock owned by the Company, at $1.50 per share and vested immediately. The warrant to purchase the RM Stock was valued at $119,348 based on the Black Scholes option pricing model and was expensed when granted.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide assistance to the Company in building its in house development team and manage software projects, in exchange for 3,000,000 shares of common stock. The Company issued 1,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the 3,000,000 shares at $67,500 among which $33,750 related to the already issued common shares and is amortizing over the term of the contract. For the three and six months ended March 31, 2025, the Company included $16,875 and $33,750, respectively, in General and Administrative expenses, including the amortization of prepaid expenses of $16,875 and $16,875 accrued in accounts payable and accrued expenses.

On April 23, 2024, the Company entered an Agreement for Board of Advisor Services with a third party to provide general business, military, governmental, technical, AI, and sales and marketing services, in exchange for 5,000,000 shares of common stock. The Company issued 2,500,000 shares of common stock on May 8, 2024, with the balance due on the one-year anniversary of the agreement. The Company valued the 5,000,000 shares at $112,500 among which $56,250 relates to the already issued common shares and is amortizing over the term of the contract. For the three and six months ended March 31, 2025, the Company included $28,125 and $56,250, respectively, in General and Administrative expenses, including the amortization of prepaid expenses of $28,125 and $28,125 accrued in accounts payable and accrued expenses.

NOTE 9 - LICENSE AGREEMENT

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

RM, a Nevada corporation, was formed on June 22, 2022. Mr. Collins, the Company’s’ former CTO was a co-founder, and a former Director and President and Treasurer of RM. Mr. Chermak, the Company’s former COO is a co-founder, Director and Vice-president and Secretary of RM. Mr. Ansari is a co-founder and former Director of RM. RM had initially issued 1,600,000, 1,000,000 and 1,000,000 shares of Class B Common Stock to Mr. Collins. Mr. Chermak and Mr. Ansari, respectively. On May 15, 2023, Mr. Collins cancelled his 1,600,000 shares of Class B common stock in exchange for 200,000 shares of Class A common stock. As of March 31, 2025, and September 30, 2024, RM has 2,000,000 and 2,000,000 Class B Common Stock shares are outstanding, respectively. Each share of the Class B Common Stock has voting rights whereby each share of Class B Common Stock equals 100 voting shares. As of March 31, 2025, and September 30, 2024, RM had 10,479,431 and 10,459,199 Class A common stock shares issued and outstanding, respectively. As of March 31, 2025, the Company has issued 2,620,486 shares of RM stock in satisfaction of $3,502,500 of principal of convertible notes and $280,627 of accrued interest. The Company also issued 45,000 shares of RM stock in satisfaction of note payable (principal and interest). Accordingly, as of March 31, 2025, and September 30, 2024, the Company’s 2,416,278 and 3,319,469 shares, respectively, of  RM Class A Common Stock represent approximately 1.15% and 1.57%, respectively of the voting stock of RM. Each share of the Class B Common stock is also convertible into one share of Class A Common Stock.

The Company initially accounted for its interest in RM under the cost method of accounting. Durin the quarter ending March 31, 2025, the Company pursuant to ASC 321 was able to identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, Company began to measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. A separate election to use the alternative needs to be made for each eligible investment and the alternative should be applied consistently from period to period until the investment’s fair value becomes readily determinable. Entities are also required to reassess at each reporting period whether an investment qualifies for the alternative.

From January 1, 2025, through January 29, 2025, the Company issued 654,860 shares of RM stock in settlement of $803,000 of principal and $138,175 of accrued interest on convertible notes. On January 30, 2025, the Company recorded the initial fair value of the 2,664,609 shares at $9,992,284 the initial value) to marketable securities at fiar value, based on $3.75 per share (the opening price of RM on OTC Markets with the offset to unrealized gain on marketable securities). From January 30, 2025, through March 31, 2025, the Company issued 230,095 shares of RM Class A Common Stock in settlement of $330,000 of principal and $54,820 of accrued interest on convertible notes and recorded a loss on the issuances of the shares of $787,637 which is  included in realized losses on its available-for-sale securities in other income (expense), in its Statements of Operations for the three and six months ended March 31, 2025. The Company also recorded net unrealized losses of $2,330,386 for the three and six months ended March 31, 2025, based on the changes in fair value during the three months ended March 31, 2025, reducing the initial value. As of March 31, 2025, the marketable securities at fair value are $6,489,441 and are included in current assets on the balance sheet, and an unrealized gain of $7,661,898, is included Other Income.

NOTE 10 - INCOME TAXES

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of March 31, 2025, and September 30, 2024.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate to the Company’s effective income tax rate is as follows:

	Six months ended March 31, 2025	Six months Ended March 31, 2024
Pre-tax income (loss)	$5,497,681	$(2,047,669)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax (credit)	1,154,513	(430,010)
Permanent differences	(1,509,034)	208,328
Change of valuation allowance	354,521	281,682
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	March 31, 2025	September 30, 2024
Net operating losses carried forward	$2,799,871	$2,445,350
Less: Valuation allowance	(2,799,871)	(2,445,350)
Net deferred tax assets	$—	$—

As of March 31, 2025, and September 30, 2024, the Company has approximately $13,332,000 and $11,645,000, respectively, net operating loss carryforwards available to reduce future taxable income. As of March 31, 2025, and September 30, 2024, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended March 31, 2025, and 2024, and no provision for interest and penalties is deemed necessary as of March 31, 2025, and September 30, 2024.

NOTE 11 - DEFERRED REVENUE

The Company records the agreed amounts over the one-year term of the subscription agreements as deferred revenue, classified as a liability on the balance sheet, and amortizes the deferred revenue over the subscription period. For the three and six months ended March 31, 2025, the Company recognized $1,249 and $2,498, respectively, compared to $0 and $2,411 for the three and six months ended March 31, 2024, respectively, of revenue from these agreements. As of March 31, 2025, there remains $416 of deferred revenue.

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations for the three and six months ended March 31, 2025, and 2024:

Revenues for the three and six months ended March 31, 2025, were $1,249 and $2,498, respectively, compared to $-0- and $2,411, respectively, for the three and six months ended March 31, 2024, and were from deferred revenue on subscription agreements being recognized.

Revenues consist of our proprietary software, integration consulting services, tech support and product maintenance billed to the customer.

Operating expenses were $562,035 and $1,204,241 for the three and six months ended March 31, 2025, compared to $905,710 and $1,896,162 for the three and six months ended March 31, 2024. The decreases of $343,675 and $691,921 for the three and six months ended March 31, 2025, compared to the three and six  months ended March 31, 2024, are as shown in the table below:

	Three months ended March 31,		Six months ended March 31,
Description	2025	2024	2025	2024
Related party expenses (excluding stock-based compensation)	$97,955	$90,000	$195,910	$180,000
Stock based compensation	93,628	265,692	228,856	742,000
Stock based compensation, officers	123,383	126,834	247,167	250,042
Professional fees	70,700	61,500	121,349	106,501
Consulting expenses (excluding stock-based compensation)	-	55,000	-	222,000
Depreciation expense	9,161	10,508	19,455	21,084
Software and demo expenses	7,046	187,174	17,694	187,460
General and Administrative, officers	3,146	3,187	1,219	5,805
Auto, travel and entertainment	8,996	14,643	31,157	21,889
Rent expense	13,528	6,372	22,623	13,182
Transfer agent and filing fees	7,277	7,926	14,493	16,610
Investor relations	103,400	57,560	248,667	89,481
Gain on debt extinguishment	(864)	(8,789)	(864)	(4,834)
Other operating expenses	24,678	28,103	56,514	44,942
Total	$562,034	$905,710	$1,204,241	$1,896,162

Related party expenses (excluding stock expenses) increased for the three and six months ended March 31, 2025, compared to the three and six months ended March 31, 2024, as follows:

	Three months ended March 31,		Six months ended March 31,
Description	2025	2024	2025	2024
Management fees, Chief Executive Officer (CEO)	$45,000	$45,000	$90,000	$90,000
Management fees, Chief Operation Officer (COO)	45,000	45,000	90,000	90,000
Office rent and expenses	7,955	-	15,910	-
Total	$97,955	$90,000	$195,910	$180,000

Effective January 1, 2023, the monthly fee for the CEO was $15,000 and effective September 1, 2023, the monthly fee for the President and COO was $15,000. Beginning in April 2024, the Company agreed to rent office space for the COO at $2,575 per month plus incidental expenses, on a month to month basis, accordingly, $7,955 and $15,910 is included in related party expenses for the three and six months ended March 31, 2025, respectively.

Stock-based compensation expenses decreased in the current periods compared to the prior periods. For the three and six months ended March 31, 2025, stock-based expenses include the compensation of $93,628 and $228,856 related to common stock all previously issued (amortization of prepaids) or to be issued (accrued), pursuant to the terms of each consultant’s contracts. For the three and six months ended March 31, 2024, stock-based expenses , were related to shares issued to consultants of $-0- and $169,200, respectively and the amortization of common stock (pursuant to the terms of each consultant’s contracts), options and warrants of $265,692 and $572,800, respectively.

Stock based compensation - officers was comprised pursuant to the agreement with the COO (SGG) to issue 250,000 common shares per month. For the three and six months ended March 31, 2025, the Company recorded expenses of $18,050 and $36,500, respectively. For the three and six months ended March 31, 2024, the Company recorded an expense of $21,500 and $39,375 related to the 250,000 shares per month. Additionally, the Company granted an option to SGG (a related party) to purchase 10,000,000 shares of the Company’s common stock at $0.02 per share with an expiry date of July 1, 2025 (the “CYCA Option”). The CYCA option vests at the rate of 25% beginning on the first six-month anniversary of the agreement, as well as a warrant to purchase 250,000 shares of the Reticulate Micro common stock the Company owns (the “RM Warrant”). The RM Warrant has an exercise price of $1.00 per share and an expiry date of July 1, 2025. The Company valued the CYCA Option at $639,543 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $53,295 and $106,590, is included in stock-based compensation expense-related party for the three and six months ended March 31, 2025, and 2024, respectively. The Company valued the RM Warrant at $624,458 based on the Black-Scholes option pricing method and will be amortized through the term of the agreement, and accordingly, $52,038 and $104,076, is included in stock-based compensation expense-related party for the three and six months ended March 31, 2025, and 2024, respectively.

Professional fees remained fairly constant for the three and six months ended March 31, 2025, compared to the three and six months ended March 31, 2024.

Consulting expenses (excluding stock expenses) decreased during the three and six months ended March 31, 2025, compared to the three and six months ended March 31, 2024, as certain consultants engaged in the prior periods were not engaged in the current periods.

Investor relations fees increased for the three and six months ended March 31, 2025, compared to the three and six months ended March 31, 2024. The increases were primarily a result of the Company attending trade shows and conferences to expose the Company to potential investors.

Other expense, net, for the three and six months ended March 31, 2025, was $860,681 and $925,383, respectively, compared to $82,831 and $153,918 for the three and six months ended March 31, 2024, respectively. The increase was a result of the issuance of 230,095 shares of RM stock in settlement of $330,000, of principal and $54,820 of accrued interest on convertible notes, where the Company recognized a loss of $787,637 for the three and six months ended March 31, 2025.

	Three months ended March 31,		Six months ended March 31,
Description	2025	2024	2025	2024
Interest expense	$73,044	$82,954	$137,746	$154,241
Loss on RM shares issued for debt conversions	787,637	-	787,637	-
Unrealized gain on fair value change of marketable securities	(7,661,898)	-	(7,661,898)	-
Interest income	-	(123)	-	(323)
Total Other Expense (Income)	$(6,801,217)	$82,831	$(6,736,515)	$153,918

The following tables set forth key components of our balance sheet as of March 31, 2025, and September 30, 2024.

	March 31, 2025	September 30, 2024

Current Assets	$7,492,228	$1,983,881

Long term assets	$34,412	$191,310

Total Assets	$7,526,640	$2,175,191

Current and Total Liabilities	$1,352,688	$2,412,635

Stockholders’ Equity (Deficit)	$6,173,952	$(237,444)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,526,640	$2,175,191

Liquidity and Capital Resources

As of March 31, 2025, we had limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business.  Additional capital will be required to meet our obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results. These conditions raise substantial doubt about our ability to continue as a going concern as well as our recurring losses from operations and the need to raise additional capital to fund operations. This “going concern” could impair our ability to finance our operations through the sale of debt or equity securities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $31,370,211 and limited revenue. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company intends to fund operations through equity and/or debt financing arrangements, which may not be sufficient to fund its capital expenditures, working capital and other cash requirements for the foreseeable future.

As of March 31, 2025, we had cash of $629,061 compared to $1,439,835 at September 30, 2024. As of March 31, 2025, we had current assets of $7,492,228 and current liabilities of $1,352,687, which resulted in working capital of $6,139,540. The current liabilities are comprised of accounts payable and accrued expenses, related party liabilities, convertible notes payable, and deferred revenue.

Operating Activities

For the six months ended March 31, 2025, net cash used in operating activities was $807,774 compared to $790,660 for the six months ended March 31, 2024. For the six months ended March 31, 2025, our net cash used in operating activities was primarily attributable to net income of $5,497,681, adjusted by the unrealized gain on the fair value change of marketable securities of $7,661,898, the loss on issuance of RM stock in settlement of debt conversions of $787,637, stock-based compensation of $476,203, and depreciation of $19,455. Net changes of $74,191 in operating assets and liabilities increased the cash used in operating activities.

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

Investing Activities

For the six months ended March 31, 2025, the Company purchased $3,000 of property and equipment. For the six months ended March 31, 2024, there was no cash provided by or used in investing activities.

Financing Activities

For the six months ended March 31, 2025, there were no financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the six months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not applicable for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2025, the Company issued 180,000 shares of restricted common stock in settlement of $4,500 of accrued interest.

On January 27, 2025, the Company issued 180,000 shares of restricted common stock in settlement of $4,500 of accrued interest.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	During the quarter ending March 31, 2025, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation of Cytta Corp.*
3.2	Bylaws of the Company *
3.3	Amendment to Articles of Incorporation Amending Authorized Common and Preferred Stock *
3.4	Amended and Restated Certificate of Designation of Series D Preferred Stock *
3.5	Amended and Restated Certificate of Designation of Series E Preferred Stock *
3.6	Certificate of Designation of Series F Preferred Stock**
10.1	Agreement by and between Cytta Corp and Makena Investment Advisors, LLC dated April 1, 2020 *
10.2	Sublease Agreement by and between Cytta Corp and Michael Collins dated October 25, 2020 *
10.3	Agreement by and between Cytta Corp and Peter Rettman dated August 27, 2020 *
10.4	Share Issuance agreement by and between Cytta Corp and United Financial Inc., dated September 30, 2020 *
10.5	Technology Access Agreement by and between Cytta Corp and Michael Collins dated July 19, 2018 *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63***
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.***
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

